Form 10-K
period 2006-12-31
TRANS-INDIA ACQUISITION CORP
filed 2007-03-30
CIK 1370433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year April 13, 2006 (inception) to December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-33127

Trans-India Acquisition Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-5063512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 South Wacker Drive, Suite 1000

Chicago, IL 60606

(Address of principal executive offices, including ZIP Code)

(312) 922-1980

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant	American Stock Exchange

Common Stock, par value $0.0001 per share	American Stock Exchange

Warrants, exercisable for one share of Common Stock at an exercise price of $5.00 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act:    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006: not applicable because trading of the registrant’s Units on the American Stock Exchange did not commence until February 9, 2007.

As of March 29, 2007, the registrant had 14,200,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TRANS-INDIA ACQUISITION CORPORATION

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, the statements regarding: our ability to complete a business combination with one or more target businesses; success in retaining or recruiting, or changes required in, our officers, key employees or directors following a business combination; our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving a business combination; our potential inability to obtain additional financing to complete a business combination; liquidation if no business combination occurs; the addition of an independent director to our board of directors and audit committee; limited pool of prospective target businesses; potential change in control if we acquire one or more target businesses for stock; interest to be earned on the trust account; uses of our working capital; and risks associated with operations in India. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release the results of any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1. BUSINESS

General

We are a recently organized Delaware blank check company formed on April 13, 2006 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more target businesses with operations primarily in India. Our management will make the determination that a target business has operations primarily in India by considering the locations of the physical operations, management and other employees, the principal executive offices and other physical establishments.

The initial business combination must be a transaction with one or more operating businesses having primary business operations located in India and in which the collective fair market value of the target business, at the time of the business combination, is at least 80% of our net assets (exclusive of the deferred underwriting discounts and commissions) at the time of the business combination. Our initial business combination may involve the simultaneous acquisition or merger of more than one target business.

Our offices are located at 300 South Wacker Drive, Suite 1000, Chicago, IL 60606, and our telephone number at that address is (312) 922-1980. Our website is located at www.transindiaacquisition.com. The contents of our website is not incorporated by reference in this Annual Report on Form 10-K. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports are available, free of charge, on our website under the link “SEC Filings” as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The Securities and Exchange Commission also maintains a website that contains our filings at www.sec.gov.

Recent Developments

A registration statement for our initial public offering was declared effective on February 8, 2007. On February 14, 2007, we closed our initial public offering of 11,500,000 units (including the underwriters’ over-

allotment option of 1,500,000 units) with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units from the initial public offering (including the underwriters’ over-allotment option) were sold at an offering price of $8.00 per unit. On February 14, 2007, we also closed on private placements of an additional 200,000 units at $8.00 per unit to certain members of our management team, their affiliates and our special advisor. Our common stock and warrants started trading separately on March 12, 2007.

We generated gross proceeds of $93,600,000 from the sale of the units in the initial public offering and the private placements. After deducting the underwriting discounts and commissions, non-accountable expense allowance and the offering expenses, the total net proceeds to us from the offering (including the underwriters’ over-allotment option) were $86,410,240, of which $86,250,000 was deposited into a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, and the remaining proceeds of $160,240 became available to be used by us to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, $1,600,000, representing the gross process from the private placement, and $3,680,000, representing the deferred underwriting discounts and commissions and non-accountable expenses, were deposited into the trust account. The amounts deposited into the trust account remain on deposit in the trust account earning interest. Up to $2,300,000 of the interest earned on the trust account may be released to us to fund our working capital requirements.

We will use substantially all of the net proceeds of the initial public offering and private placements to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. Given the experience of our management team, we intend to seek targets within the life sciences sector of the Indian economy.

Focus on India

We believe that a number of favorable factors combine to make India a uniquely desirable country in which to target business acquisitions. India has entered an era of rapid economic growth and is developing a large and increasingly prosperous middle class. The Indian economy is transitioning from traditional farming and handicrafts to modern agriculture, modernized industries and services. India has become one of the world’s largest democracies, and in recent years, has undergone significant deregulation of certain sectors of its economy.

Life Sciences Sector in India

Although our acquisition strategy is not limited to any particular industry, we intend to focus on target businesses in the life sciences sector. It is commonly known that India has become a major global resource for performance of a variety of services. We believe that the intersection of high value-added outsourcing with the growing life sciences industry presents a unique opportunity to acquire companies in India that are positioned to benefit from increases in the outsourcing of important life sciences activities. The attractiveness of life science companies in India is evidenced by the location in India of the largest number of United States Food and Drug Administration approved plants of any country outside the United States. Moreover, in 2006, the FDA opened its first office outside the United States in Mumbai, India to accommodate an expected increase in Indian facilities and Indian-sourced products seeking FDA approval. Acquisition opportunities in India include, but are not limited to, companies engaged in the following businesses:

•

Drug Research and Clinical Trials. Pharmaceutical companies in the United States and Europe face high barriers to obtaining marketing approval for new products, both locally and in major markets abroad. In particular, in the United States, the FDA requires costly and time-consuming clinical trials to demonstrate new product safety and efficacy. Recently, India has become a major center for administering these clinical trials. The main attraction of India is the potential to save time and money, with drug tests requiring significantly less time and cost than would be involved in Europe or the United States. The presence of skilled clinicians and low-cost data management capabilities has accelerated India’s growing attractiveness. Additionally, India’s diverse patient population facilitates rapid recruitment of patients into human clinical trials. India’s established information technology industry may also allow life science companies to build new related business lines such as bioinformatics and clinical data management. In recognition of these benefits, many large pharmaceutical companies now systematically include India as a site for their clinical trials, and several leading contract research organizations and universities conduct clinical trials in India on a regular basis.

•

Manufacturing of Drugs and Drug Products. India has become a major center for the manufacture of drugs (active therapeutic agents) and drug products (the medium in which drugs are delivered). As healthcare costs in the fully-developed world continue to escalate, purchasers of drugs and drug products constantly seek ways to manage costs. Many governments have attempted to control costs by enacting legislation promoting the use of generic drugs. Despite these measures, drug costs continue to rapidly rise. India offers many cost advantages associated with manufacturing drugs and drug products. Moreover, many Indian manufacturers are considered by major pharmaceutical companies and drug distributors as high-quality providers. In addition to traditional reengineering expertise, we believe that Indian drug manufacturing companies have the opportunity to duplicate the experience of the information technology sector, by moving up the value scale from provider to innovator by actively engaging in discovery and development of new molecules within collaborative structures with major developed-world pharmaceutical companies.

•

Medical Devices. Medical devices include basic hospital products such as syringes and catheters as well as advanced devices such as implantable defibrillators, neurotransmitters and artificial discs. As the cost of development, production and supply of medical devices continues to present challenges to payors for medical treatment in the developed world, India is playing an increasingly significant role in the supply of these medical technology products. Indian manufacturers of medical technology products are capable of reducing the cost of already-approved products and bringing new technologies and products to market at a fraction of the cost of competitors in the fully-developed world. Additionally, because research and development is one of the most important ingredients to a medical technology company’s success, the availability in India of a large base of technically-trained research and development workers and managers further supports the attractiveness of medical technology companies located in India.

•

Diagnostic Products and Services. The diagnostic instruments and supplies sector includes clinical chemistry, immunoassays, molecular diagnostics and instrumentation for automation. Medical care providers in the fully-developed world are highly aware of the role that increases in the accuracy and reliability of diagnostic tools can play in controlling healthcare costs, as early and conclusive diagnoses of numerous diseases can dramatically reduce the expense of treatment while increasing the probability of successful outcomes. We believe that India’s cost advantages and the abundance of technically- trained workers will combine to propel the growth of low-cost diagnostics design and manufacturing in India. In addition, the provision of diagnostic services is emerging as a growth industry in India, as evidenced by the rise in “medical tourism” and telemedicine services, including the rapidly-expanding teleradiology industry, in which radiological images such as X-rays are instantly transmitted to diagnostic centers in India from numerous countries in electronic form where they are analyzed and interpreted in a written report at significantly lower cost than in the United States, Europe or Japan.

•

Biofuels. Energy costs, and in particular the cost of petroleum fuels are a global problem, and one that will become acute in India as its middle class expands and rapid industrialization strains the country’s energy sector. One potential solution to this problem may be biofuels, including ethanol, butanol and biodiesel. Among the economic benefits from ethanol and biodiesel are support to the agriculture sector and employment opportunities in plantation and processing. Further benefits from use of biofuels are improved air quality and greenhouse gas mitigation. While certain biofuels such as ethanol may require modifications in existing engines, biodiesel can be easily used without modifications. Biodiesel doesn’t need a separate infrastructure for storage and dispensing, and it is safe to handle. The

Indian government has introduced several programs to promote the planting and growing of Jatropha, a source of biodiesel.

•

Agricultural Biotechnology. Developed countries seek to maintain their abilities to feed their populations while moving towards an environmentally-sensitive agricultural model; India and other developing countries strive to feed more people on the same land area while using less water and nutrients and protecting crops from pests. The application of biotechnology to improve crop plants is one of the most promising options to solve both of these problems. The application of biotechnology to basic grains like corn, maize and wheat has quadrupled yields. The economic impact of the introduction of genetically modified crops to India could be significant; from mitigating food import dependency, to India becoming a player in the world food market. The total area in India in which genetically modified crops have been planted has risen significantly in recent years. For example, following the introduction of insect-resistant cotton in India in 2002, farmers who planted this cotton variety experienced significant increases in profits and yields, while also reporting decreases in pesticide use. Agricultural biotechnology also offers the opportunity to free marginal and subsistence farmers from their dependency on government assistance and to increase production. The introduction of new crop varieties with insect and herbicide resistant genes is quickly changing the landscape of agriculture in many countries. Pests can be eliminated with little or no spray of pesticides, and weeds can be killed without damaging crops with the spray of herbicide in genetically engineered crop varieties. Genetically engineered crop varieties are environmental friendly with reduced chemical use as an added benefit.

Effecting a Business Combination

General

To date, we have not selected any target business for a business combination. We are not presently engaged in, and if a suitable target business is not identified by us prior to the prescribed liquidation of the trust account we may not engage in, any substantive commercial business. We intend to utilize cash derived from the proceeds of our initial public offering and concurrent private placements, our capital stock, debt or a combination of these in effecting a business combination involving one or more operating businesses in India. Although substantially all of the net proceeds of our initial public offering and private placements are intended to be generally applied toward effecting a business combination as described herein, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with one or more operating businesses that do not need substantial additional capital but desire to establish a public trading market for their shares, while avoiding what they may deem to be adverse consequences of undertaking a public offering itself. We believe these include certain time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, a business combination may involve one or more companies that may be financially unstable or in their early stages of development or growth. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We have not identified a target business

To date, we have not selected any target businesses for a business combination. Subject to the requirement that our initial business combination must be with one or more operating businesses in India that, collectively, have a fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective target acquisition. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established operations, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

Target business candidates have and will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community who are aware that we are seeking a business combination partner. We have negotiated and expect to soon enter into two agreements with finders that would compensate such finder in the event such finder was the source of a business combination partner that was ultimately approved by our shareholders. Except for certain retainer fees and out-of-pocket expenses, the Company is not liable for any fees or expenses to any such finders unless a business combination is consummated. While we may pay fees or compensation to third parties for their efforts in introducing us to potential target business, in no event, however, will any of our existing officers, directors or stockholders, or any entity with which they are affiliated (including Ventureast APIDC, with whom our President and Chief Executive Officer is affiliated), be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination other than the $7,500 per month administrative fee to Johnson and Colmar, reimbursable out-of-pocket expenses payable to our officers and directors, or in connection with bona fide services to be rendered to us that (i) are expressly approved by a majority of our disinterested directors, (ii) are legitimately required by us and would otherwise be provided by a third party, and (iii) all fees and compensation to be paid to any initial stockholder or its affiliate are determined on an arm’s length basis and in good faith and such fees and compensation are customarily charged by unrelated third party service providers of a similar nature. Finders’ fee arrangements and other compensation payable to such firms are often based on a percentage of the total consideration paid in an acquisition transaction, but may instead entail payment of a fixed fee. These fees or compensation frequently range from approximately 1% to 5%. Such compensation may be payable in cash or in the form of securities to be issued by us. The terms of any such arrangements, which may include payment in cash or securities or a combination thereof, will be negotiated with such persons on an arm’s length basis and disclosed to our stockholders in the proxy materials we provide in connection with any proposed business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with operations in India that has a fair market value that is at least 80% of our net assets at the time of such acquisition (exclusive of any proceeds attributable to the deferred underwriting discounts and commissions in our initial public offering), our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. We will seek to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective target business refuses to execute such agreement, it is unlikely we would continue negotiations with such target business due to the possibility that such target business would seek to bring a claim against the trust account. We will also seek to structure the tax aspects of any potential business combination as favorably as possible to our company and our stockholders, although we cannot assure you that we will be able to achieve such result.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair market value of target business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition, including any amount held in the trust account subject to the conversion rights described below, but exclusive of any proceeds attributable to the deferred underwriting discounts and commission in our initial public offering and interest thereon, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. To this end, we may seek to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate such a business combination although we have not entered into any such arrangement and do not currently anticipate effecting such a financing arrangement. However, if we did, such arrangement would only be consummated simultaneously with the consummation of the business combination. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board of directors is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm that is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Probable lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, initially it is probable that we will have the ability to effect only a single business combination. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities that may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•

subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that Messrs. Venkatadri, Murthy and Colmar will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. It would be more likely that current members of management would remain with us, if they chose to do so, if we:

•	acquire a target business in an all-cash transaction rather than a merger in which the stockholders of the target company control the combined company following the business combination; or

•	the business combination is structured as the acquisition of one or more banks using a holding company structure in which we were the surviving holding company.

In making the determination whether current management should remain with us following the business combination, our board of directors will analyze the experience and skills of management of the target business and, if it is believed that it is in the best interests of the combined company, negotiate as part of the business combination that certain members of current management remain with the combined company. If our current management desires to be retained by us post-business combination as a condition to any potential business combination, our current management may have a conflict of interest.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under Delaware law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business and the terms of any proposed employment or other agreements with members of our current management and their affiliates.

In connection with the vote required for any business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering, including those included in the private placement units, in accordance with the majority of the shares of common stock voted by our public stockholders. We will proceed with the business combination only if a majority of the shares of common stock voted by our public stockholders are voted in favor of the business combination and public stockholders owning less than 25% of the shares sold in our initial public offering both exercise their conversion rights and vote against the business combination.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted into cash if the stockholder votes against the business combination and the business combination is approved and completed. Our initial stockholders will not have such conversion rights with respect to the shares of common stock owned by them prior to our initial public offering, including any private placement units acquired, but will have such rights with respect to shares purchased by them in the aftermarket. The actual per-share conversion price will be equal to the amount of net proceeds in the trust account inclusive of any interest thereon (net of taxes payable) calculated as of the record date for determination of stockholders entitled to vote on the proposed business combination, except up to $2,300,000 of interest income that may be released to us to fund our working capital requirements, plus the deferred underwriting discounts and commissions and non-accountable expenses, plus the proceeds from the private placement units, divided by the number of shares sold in our initial public offering. Without taking into account interest earned on the net proceeds held in the trust account, the initial per-share conversion price would be $7.82 or $0.18 less than the per-unit offering price of $8.00. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. If a stockholder votes against the business combination but fails to properly exercise its conversion rights, such stockholder will not have its shares of common stock converted for its pro rata distribution of the trust account. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock for their share of the trust account still have the right to exercise any warrants they still hold.

We will not complete any business combination if public stockholders owning 25% or more of the shares sold in our initial public offering exercise their conversion rights. Accordingly, it is our understanding and intention in every case to structure and consummate a business combination in which approximately 24.99% of the public stockholders may exercise their conversion rights and the business combination will still go forward.

Liquidation if no business combination

If we do not complete a business combination within 18 months after February 14, 2007, the date we consummated our initial public offering, or within 24 months if the extension criteria described below have been satisfied, our amended and restated certificate of incorporation (a) provides that our corporate powers will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation, and we will not be able to engage in any other business activities and (b) requires that our board of directors within 15 days adopt a resolution finding our dissolution advisable and provide notice as soon as possible thereafter of a special meeting of stockholders to vote on our dissolution. Assuming our dissolution is approved by our stockholders in accordance with Delaware law, our public stockholders will be entitled to receive their proportionate share of the trust account (including any interest not released to us, net of taxes, and the deferred underwriting discounts and commissions). In addition, such holders will be entitled to receive a pro rata portion of our remaining assets not held in trust, less amounts we pay, or reserve to pay, for all of our liabilities and obligations. These liabilities and obligations include our corporate expenses arising during our remaining existence and the costs associated with our dissolution and liquidation.

Our corporate expenses are expected to be primarily associated with preparation for and conduct of our special meeting of stockholders and our continuing public reporting obligations, including legal services, proxy soliciting firms, services of our independent registered public accounting firm as well as legal fees we may incur in the event of disputes with any claimants or creditors. To the extent that funds reserved to pay liabilities or obligations are not subsequently used for such purpose, the funds will be available for distribution to our public stockholders or for ongoing corporate expenses including costs of our liquidation during our remaining existence.

Our initial stockholders have waived their rights to participate in any distribution with respect to shares of common stock owned by them immediately prior to our initial public offering upon our liquidation prior to a business combination. In addition, the representatives of the underwriters have agreed to forfeit any rights to or claims against the portion of the trust account attributable to the deferred underwriting discounts and commissions and non-accountable expenses in our initial public offering in the event we do not timely complete a business combination and dissolve and distribute the funds held in the trust account upon our liquidation. There will be no distribution from the trust account with respect to our warrants, which will expire worthless in the event of our liquidation.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors and we could be required to pay our creditors prior to making any distributions to the public stockholders. Although we will seek to have all target acquisitions, vendors and service providers execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for our benefit and the public stockholders, there is no guarantee that we will be able to obtain such agreements or that even if such agreements are executed, that such agreements would prevent claims against the trust account. Our primary consideration in determining whether to enter into an agreement with persons who refuse to execute such a waiver will be whether there is a suitable alternative provider, the expected aggregate contract amount and our assessment of the potential risk to the trust account. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors or service providers (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. In addition, we will require any target business execute agreements with us waiving any claim or enforce any right, title, interest or claim of any kind in or to any monies held in the trust account. Mr. Venkatadri has agreed that he will be personally liable to cover claims made by such third parties, but only if, and to the extent, the claims reduce the amounts in the trust account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor for services rendered, or products sold, to us or by a prospective target business. However, Mr. Venkatadri will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver, or as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended. Our other directors and officers have each agreed to be personally liable, severally, in accordance with his respective beneficial ownership interest in us, for ensuring that the proceeds in the trust account are not reduced by the claims of any vendor or service provider that is owed money by us for services rendered or products sold to us. Based on information we have obtained from such individuals and other available information, we currently believe that such persons are of substantial means and capable of funding any reasonably anticipated shortfall in our trust account even though we have not asked them to reserve for such an eventuality. As a result, management believes the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust is remote. However, we cannot assure you that our directors and officers will be able to satisfy those obligations. Accordingly, we cannot assure you that the actual per share liquidation price will not be less than $7.82 per share due to claims of creditors.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to July 14, 2008 (18 months after the consummation of our initial public offering), but are unable to complete the business combination within the 18-month period, then we will have an additional six months, until December 14, 2008, in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by the expiration of the 24-month period from the consummation of our initial public offering, we will then liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable 18-month or 24-month period.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our liquidation or if the stockholders seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust fund.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Since August 2003, based upon publicly available information as of December 31, 2006, approximately 79 similarly structured blank check companies have completed initial public offerings. Of these companies, only 14 companies have consummated a business combination, while 29 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination. Three of such proposed acquisitions were not approved by stockholders. Accordingly, as of December 31, 2006 there were approximately 26 blank check companies that have completed initial public offerings in the United States with more than $3.0 billion in trust that are seeking to carry out a business plan similar to our business plan. While some of those companies have specific industries or geographies that they must complete a business combination in, a number of them may consummate a business combination in any industry or geographic location they choose. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this report and prior to our completion of a business combination. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•

our obligation to convert for cash shares of common stock held by our public stockholders to such holders that both vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination; and

•	our outstanding warrants and the representatives’ unit purchase option, and the potential future dilution they represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three officers, all of which are also members of our board of directors. These individuals are not obligated to devote any specific number of hours to our matters and each intends to devote only as much time as he deems necessary to our affairs. Our officers are also involved with business ventures other than our company. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We do not intend to have any full time employees prior to the consummation of a business combination.

Item 1A. RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operation. Investors should carefully consider the risks described below before making an investment decision. The trading price of our securities could decline due to any of these risks, and investors may lose all or part of their investment.

Risks Associated with Our Business

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Therefore, our ability to begin operations is dependent upon obtaining financing through the public offering of our securities. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

Investors must rely on our management with respect to the identification and selection of a prospective target business and we cannot assure you that any such acquisition will be successful.

Although our management has broad discretion with respect to the specific application of the net proceeds, substantially all of the net proceeds of our initial public offering are intended to be applied in connection with consummating a business combination in India. Management has virtually unrestricted flexibility in identifying and selecting a prospective target business. Investors must therefore rely on management’s due diligence review and evaluation of potential acquisition targets. There can be no assurances that, if we complete an acquisition, such acquisition will be successful.

We will be dependent upon limited funds outside of the trust account and interest earned on the trust account released to us to fund our search for a target company and consummation of a business combination.

Of the net proceeds of our initial public offering and the concurrent private placements, only approximately $160,240 was available to us initially outside the trust account to fund our working capital requirements. We will be dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital to search for a target company and consummate a business combination. While we are entitled to receive up to a maximum of $2,300,000 of the interest earned on the trust account for such purpose, if interest rates were to decline substantially, we may not have sufficient funds available to provide us with the working capital necessary to complete a business combination. In such event, we would need to obtain additional financing, either from our management or our initial stockholders or from third parties. We may not be able to obtain additional financing and our initial stockholders and management are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to dissolve and liquidate prior to consummating a business combination.

Because there are numerous companies with business plans similar to ours seeking to effectuate business combinations, it may be more difficult for us to do so.

Since August 2003, based upon publicly available information as of December 31, 2006, approximately 79 similarly structured blank check companies have completed initial public offerings and are currently looking for targets, and numerous others have filed registration statements for initial public offerings. Of these companies, only 14 companies have consummated a business combination, while 26 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination. While, like us, some of those companies have specific industries in which they must complete a business combination, a number of them may consummate a business combination in any industry they choose. Moreover, we know of 4 blank check companies that have completed initial public offerings and seek to complete a business combination in India. None of these companies as of December 31, 2006 have consummated a business combination and none have announced they have entered into a definitive agreement for a business combination in India. We may, therefore, be subject to competition from these and other companies seeking to consummate a business plan similar to ours, which, as a result, would increase demand for companies to combine with companies structured similarly to ours. Further, the fact that only a few of such companies have completed a business combination or entered into a definitive agreement for a business combination, may be an indication that there are only a limited number of attractive target businesses available to such entities, or that many privately held or publicly held, target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. Three companies have failed to close proposed acquisitions and will be liquidated. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

Since we have not currently selected any target business with which to complete a business combination, investors are unable to currently ascertain the merits or risks of the target business’ operations.

Since we have not yet identified a prospective target business, investors have no current basis to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target business.

If we do not timely consummate a business combination, we will be required to dissolve, but such dissolution requires the approval of holders of a majority of our common stock in accordance with Delaware law. Without this shareholder approval, we will not be able to dissolve and liquidate and we will not distribute funds from our trust account to our public stockholders.

If we do not complete a business combination within 18 months after February 14, 2007, the date we consummated our initial public offering (or within 24 months after if a letter of intent, agreement in principle or definitive agreement is executed within 18 months and the business combination relating thereto is not consummated within such 18-month period), our certificate of incorporation (a) provides that our corporate powers will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation, and we will not be able to engage in any other business activities, and (b) requires that our board of directors within 15 days adopt a resolution finding our dissolution advisable and provide notice as soon as possible thereafter of a special meeting of stockholders to vote on our dissolution. However, pursuant to Delaware law, our dissolution requires the affirmative vote of stockholders owning a majority of our then outstanding common stock. Soliciting the vote of our stockholders will require the preparation of preliminary and definitive proxy statements, which will need to be filed with the Securities and Exchange Commission and could be subject to their review. This review process could take up to several months.

As a result, distribution of our assets to our public stockholders could be subject to a considerable delay. Furthermore, we may need to postpone the stockholders’ meeting, resolicit our stockholders, or amend our plan of dissolution and liquidation to obtain the required stockholder approval, all of which would further delay the distribution of our assets and result in increased costs. If we are not able to obtain approval from a majority of our stockholders, we will not be able to dissolve and liquidate and we will not be able to distribute funds from our trust account to holders of our common stock sold in our initial public offering and these funds will not be available for any other corporate purpose. In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for such a plan. However, we cannot assure you that our stockholders will approve our dissolution in a timely manner or will ever approve our dissolution. As a result, we cannot provide investors with assurances of a specific time frame for the liquidation and distribution. If our stockholders do not approve a plan of dissolution and liquidation and the funds remain in the trust account for an indeterminate amount of time, we may be considered to be an investment company. Please see the risk factor entitled “If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements, and our activities may be restricted, which may make it difficult for us to consummate a business combination or operate over the near term or long term in our intended manner.”

Because the initial per share amount deposited in trust was $7.82 per share, if we are unable to timely complete a business combination and we receive stockholder approval to dissolve and distribute the funds held in trust, our public stockholders may receive less than $8.00 per share upon distribution of the trust account and our redeemable warrants will expire worthless.

Because the initial per share amount deposited in trust was $7.82 per share, if we are unable to complete a business combination and we receive stockholder approval to dissolve and distribute the funds held in the trust account to public stockholders, public stockholders may receive less than the $8.00 purchase price per unit as a result of the interest amounts on the trust account that may be released to us to fund working capital requirements, including expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, we will be required to pay or make reasonable provision to pay claims of creditors which we intend to do from the funds not held in trust. In addition, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination.

After our business combination, we may be solely dependent on a single business and a limited number of products or services.

Our business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition, although this may entail the simultaneous acquisitions of several operating businesses at the same time. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

Alternatively, if our business combination entails the simultaneous acquisitions of several operating businesses at the same time from different sellers, we would face additional risks, including difficulties and expenses incurred in connection with the subsequent integration of the operations and services or products of the acquired companies into a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Because only 43 of the 79 blank check companies that have gone public in the United States since August 2003 through December 31, 2006 have either consummated a business combination or entered into a definitive agreement for a business combination, it may indicate that there are fewer attractive target businesses available to such entities like our company or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held blank check companies like ours. If we are unable to consummate a business combination with a target business within the prescribed time periods, we will be forced to liquidate.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the concurrent private placements will be sufficient to allow us to consummate a business combination, as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the private placements prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds (including interest earned on the trust account released to us) in search of a target business, or because we become obligated to convert for cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, it is possible that we could use a portion of the funds not held in the trust account to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding a suitable business combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could limit the development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share conversion and liquidation price received by stockholders may be less than $7.82 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have vendors and service providers we engage and prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or, even if they execute such agreements, that they would be prevented from bringing claims against the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us and evaluate if such engagement would be in the best interest of our stockholders. Examples of possible instances where we may engage a third party that has refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share conversion and liquidation price could be less than $7.82, plus interest on the net proceeds held in trust (net of taxes payable and up to $2,300,000 of interest earned on the trust account that may be released to us to fund our working capital), due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, Mr. Venkatadri has agreed that he will be personally liable to cover claims made by target acquisitions, vendors and service providers, but only if, and to the extent, the claims reduce the amounts in the trust account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor for services rendered, or products sold, to us or by a prospective target business. However, Mr. Venkatadri will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver, or as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act of 1933. Our other officers and directors have each agreed to be personally liable, severally, in accordance with their respective beneficial ownership interests in us, to ensure that the proceeds in the trust account are not reduced by the claims of various vendors and service providers for services rendered or contracted for or products sold to us, but only to the extent necessary to ensure that such loss, liability, claim, damage or expense does not reduce the amount in the trust account. However, we cannot assure you that they will be able to satisfy those obligations. Further, they will not be personally liable to pay debts and obligations to prospective target businesses, if a business combination is not consummated with such prospective target businesses, or for claims from any entity other than vendors and service providers. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share conversion and liquidation price could be less than approximately $7.82, plus interest on the net proceeds held in trust (net of taxes payable and up to $2,300,000 of interest earned on the trust account that may be released to us to fund our working capital), due to claims of such creditors.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $7.82 per share.

Upon distribution of the trust account, our public stockholders may be held liable for claims of third parties against us to the extent of distributions received by them.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If a corporation complies with certain statutory procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that the corporation makes reasonable provision for all claims against it, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. The procedures in Section 280 include a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions may be made to stockholders. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time prior to distributing the funds held in the trust account to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions (but not more) received by them in a dissolution and any liability of our stockholders may extend well beyond the third anniversary of such dissolution.

Under Delaware law, the requirements and restrictions relating to our initial public offering contained in our amended and restated certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.

Our amended and restated certificate of incorporation sets forth certain requirements and restrictions relating to our initial public offering that shall apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•	prior to the consummation of our initial business combination, we shall submit such business combination to our stockholders for approval;

•

we may consummate our initial business combination if: (i) it is approved by a majority of the shares of common stock voted by public stockholders, and (ii) public stockholders owning less than 25% of the shares sold in our initial public offering exercise their conversion rights;

•

if our initial business combination is approved and consummated, public stockholders who voted against the business combination and exercised their conversion rights will receive their pro rata share of (i) the portion of the trust account representing the net proceeds of our initial public offering, plus interest earned thereon not released to us, net of taxes; (ii) the deferred underwriting discounts and commissions, and (iii) the private placement proceeds; and

•

if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified in this report, in accordance with our amended and restated certificate of incorporation:

•

our corporate purposes and powers will immediately thereupon be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation, and we will not be able to engage in any other business activities;

•

our board of directors will be required to adopt, within 15 days thereafter, a resolution pursuant to Section 275(a) of the Delaware General Corporation Law finding our dissolution advisable and provide such notices to our stockholders as required by Section 275(a) as promptly thereafter as possible; and

•

in the event stockholders owning a majority of our outstanding common stock approve our dissolution, we must promptly adopt a plan of distribution which provides that only the public stockholders shall be entitled to receive liquidating distributions.

Our amended and restated certificate of incorporation prohibits the amendment of the above-described provisions, which shall automatically terminate upon the consummation of a business combination. However, the validity of provisions prohibiting amendment of the certificate of incorporation under Delaware law has not been settled. A court could conclude that the prohibition on amendment violates the stockholders’ implicit rights to amend the corporate charter. In that case, the above-described provisions would be amendable and any such amendment could reduce or eliminate the protection afforded to our stockholders. However, we view the foregoing provisions as obligations to our stockholders, and we will not take any actions to waive or amend any of these provisions.

We may issue shares of our capital stock or convertible debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share. As of the date of this report (assuming exercise of the representatives’ unit purchase option and after appropriate reservation for the issuance of shares of common stock underlying units and upon full exercise of outstanding warrants and warrants underlying units), there are 23,500,000 authorized but unissued shares of our common stock available for issuance and all of the 5,000,000 shares of blank check preferred stock available for issuance. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock or blank check preferred stock, or a combination of common and blank check preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our blank check preferred stock:

•	may significantly reduce the equity interest of our public stockholders;

•

will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors;

•

may reduce or limit the voting power or other rights of holders of our common stock if we issue preferred stock with dividend, liquidation, compensation or other rights superior to the common stock; and

•	may reduce the prevailing market prices for our common stock warrants and units.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Company resources could be wasted in pursuing acquisitions that are not consummated.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention. We could incur substantial costs for accountants, attorneys, and others payable from the funds not held in trust in connection with a business combination that is not completed and may be required to pay to the potential target business a deposit or down payment or to fund a “no shop” provision. Costs incurred prior to completion of a business combination, including any for any non-refundable deposit or down payment or to fund a no shop provision, may not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons including those beyond our control such as that more than 24.99% of our stockholders vote against the transaction even if a majority of our stockholders approve the transaction. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We may have limited ability to evaluate the management of the target business.

Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target businesses’ management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company, including compliance with the Sarbanes-Oxley Act, maintaining internal controls or dealing with the public markets, which could cause us to expend time and resources helping them become familiar with such laws. This could be expensive and time consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors have limited or no experience in managing “blank check” companies which may have an adverse impact on our prospects.

Although our officers and directors have experience in consummating acquisitions and managing public companies, our officers and directors do not have experience in managing “blank check” companies. Such limited experience may have an adverse impact on our ability to consummate a business combination.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our management, some of whom may join us following a business combination.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our management. The future role of our management following a business combination, however, cannot presently be fully ascertained. Although we expect several of our management and other key personnel, particularly our President and Chief Executive Officer, to remain associated with us following a business combination, we may employ other personnel following the business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate the same as part of any such combination. If we acquired a target business in an all-cash transaction, it would be more likely that current members of management would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company following a business combination, it may be less likely that management would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination. If management negotiates to be retained post-business combination as a condition to any potential business combination, such negotiations may result in a conflict of interest. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as United States securities laws which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

If our current officers and directors allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs, our ability to consummate a business combination could be negatively impacted.

Our current officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. Each of our officers is engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs, although we expect our officers and directors and special advisor to balance their other affairs and devote sufficient time to our affairs as they deem necessary to achieve our business objective and consummate a business combination. Mr. Venkatadri serves as part-time President to a life sciences company and part-time as a General Partner to an India fund manager, and is the only officer of the company actively employed. Our directors and special advisor to the board of directors are all engaged in several other endeavors, including in financial, investment, advisor and principal capacities, but not as active employees in life sciences companies. For example, the agreement with our special advisor Rasheed Yar Khan acknowledges his other commitments, which include acting as a fund manager to the Saudi Economic Development Corporation. If our officers’ other business affairs require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Although none of our officers, directors or affiliates have previously been associated with any “blank check” companies, our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Further, certain of our officers and directors are currently involved in venture capital fund businesses. Due to these existing affiliations, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. All of our officers and directors own shares of our common stock which will not participate in liquidation distributions and, therefore, they may have a conflict of interest in determining whether or not a particular target business is appropriate for a business combination. All of our officers and directors and their respective affiliates own shares of our common stock that were issued in connection with our formation as to which they have waived their right to receive distributions upon our liquidation or failure to complete a business combination. Additionally, certain of our officers and directors and their affiliates, our special advisor and Trans-India Investors Limited have purchased an aggregate of 200,000 units in private placements that occurred immediately prior to our initial offering and have waived their liquidation rights with respect to the shares included in such units. The securities owned by our officers and directors and their affiliates will be worthless if we do not consummate a business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our public stockholders’ best interest.

Our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the available funds outside the trust account, unless the business combination is consummated and, therefore, they may have a conflict of interest in determining whether or not a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the available funds held outside the trust account and the portion of the interest earned on the trust account released to us (which, because interest rates are unknown, may be insufficient to fund all of our working capital requirements) unless the business combination is consummated. The personal and financial interests of our officers and directors could influence their motivation in selecting a target business and, thus, there may be a conflict of interest when determining whether or not a particular business combination is in the stockholders’ best interest.

The representatives of the underwriters will have the right to acquire units pursuant to the representatives’ unit purchase option issued in our initial public offering and I-Bankers Securities, Inc. may have a conflict of interest in determining whether or not to consent to our redemption of outstanding warrants.

The representatives of the underwriters were issued unit purchase options to acquire 500,000 units in the aggregate, including 500,000 warrants, upon consummation of our initial public offering. Since we may redeem the warrants only with the prior consent of I-Bankers Securities, Inc., as representative of the underwriters, which firm may also hold warrants subject to redemption, I-Bankers Securities, Inc. may have a conflict of interest in determining whether or not to consent to such redemption. We cannot assure you that I-Bankers Securities, Inc. will consent to such redemption if it is not in its best interest even if it is in our best interest.

If we complete a business combination that involves a target business focused on pharmaceutical compounds or biotechnology therapeutics or diagnostics, we may not be able to commercialize our product candidates.

Before obtaining regulatory approval for the sale of drug product candidates, pharmaceutical and biotechnology therapeutic and diagnostic companies must conduct, at their own expense, extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of their product candidates. Preclinical and clinical testing is expensive, is difficult to design and implement, necessarily involves substantial cooperation with and reliance on third parties, can take many years to complete and is uncertain as to outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more clinical trials can occur at any stage of testing.

Our failure to obtain and maintain regulatory approval for a product candidate following a business combination will prevent us from commercializing it. Product candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, will be subject to comprehensive regulation by the United States Food and Drug Administration, or FDA, and other United States regulatory agencies and by comparable authorities in other countries. Securing approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. The process of obtaining and maintaining regulatory approvals may vary and involves substantial regulatory discretion, is expensive, and often takes many years, if approval is obtained at all.

We may also have to rely on third parties for the production of clinical and commercial quantities of drug product candidates. There may be a limited number of manufacturers operating under the FDA’s current Good Manufacturing Practices, or GMP, regulations that will be both capable of manufacturing our future products and willing to do so. These manufacturers will be subject to inspection to ensure strict compliance with GMP regulations and other governmental regulations and corresponding foreign standards. We can not be certain that our manufacturers will be able to comply with these regulations and standards and we will not control their compliance, while we will risk regulatory sanctions, liabilities and penalties if they fail to comply. Our dependence upon others for the manufacture of product candidates and products may adversely affect our future profits and our ability, on a timely and competitive basis, both to develop product candidates and to commercialize any products that receive regulatory approval.

Following a business combination, we may be liable to our clients for damages caused by disclosure of confidential information or system failures.

Following a business combination, we may have access to, or may be required to collect and store, confidential client and customer data in connection with the acquired business. Following a business combination, many of our client agreements may not limit our potential liability for breaches of confidentiality. If any person, including any of our employees, penetrates our network security or misappropriates sensitive data, we could be subject to significant liability from our clients or from our clients’ customers for breaching contractual confidentiality provisions or privacy laws. Following a business combination, unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems, systems failure or otherwise, could damage our reputation and cause us to lose clients.

If our common stock becomes subject to the penny stock rules promulgated by the SEC, broker dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated by the SEC under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•

provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•

obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Our outstanding warrants may substantially reduce the market price of our common stock and make it more difficult to effect a business combination.

In connection with our initial public offering and concurrent private placements, we issued warrants to purchase shares of our common stock. In addition, on March 12, 2007, the common stock and warrants underlying our units began trading separately. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and may reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could substantially reduce the market price for our securities or affect our ability to obtain future public financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

The warrants are redeemable upon short notice, which will require you to exercise the warrants or receive the redemption price of $0.01 per warrant.

We have the ability to redeem outstanding warrants with the prior consent of I-Bankers Securities, Inc. upon 30 days prior notice at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption. Such redemption would force you to exercise your warrants on short notice or accept the redemption price of $0.01 per warrant.

An effective registration statement or a current prospectus may not be in place when an investor desires to exercise warrants or the warrants are redeemed, thus precluding such investor from being able to exercise his, her or its warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless, at the time a holder seeks to exercise, we have registered with the SEC the shares of common stock issuable upon exercise of the warrants and a prospectus relating to the common stock issuable upon exercise of the warrants is current. Under the terms of the warrant agreement, we have agreed to use our reasonable best efforts to meet these conditions and to maintain a current prospectus relating to common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. Additionally, we have no obligation to settle the warrants for cash in the absence of an effective registration statement or under any other circumstances. The warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock is not registered with the SEC or if the prospectus relating to the common stock issuable upon the exercise of the warrants is not current. Consequently, the warrants may expire unexercised or if redeemed at such time would be practically worthless.

If our initial stockholders exercise their registration rights, it may substantially reduce the market price of our units, common stock and warrants, and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to demand that we register the resale of their initial securities, including units, shares of common stock and warrants, and shares of common stock underlying such securities, at any time after the date on which their securities are released from escrow, which will be upon consummation of a business combination. If our initial stockholders exercise their registration rights with respect to all of their securities, then there would be up to an additional 2,900,000 shares of common stock (which amount includes 2,500,000 shares of our common stock, 200,000 shares of common stock underlying the private placement units and 200,000 shares of our common stock issuable upon exercise of the warrants included in such units) eligible for trading in the public market. The presence of this additional number of securities eligible for trading in the public market may substantially reduce the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination, or increase the cost of the target business, since the stockholders of the target business may be discouraged from entering into a business combination with us or request a higher price for their securities as a result of these registration rights, and the potential future effect their exercise may have on the trading market for our securities.

We have substantial discretion as to how to spend the proceeds of our initial public offering which are outside of the trust.

Our management has broad discretion as to how to spend the proceeds of our initial public offering which are held outside of the trust account and any interest earned on the trust account released to us and may spend these proceeds in ways with which our stockholders may not agree. If we choose to invest some of the proceeds held outside of the trust account, we cannot predict that investment of the proceeds will yield a favorable return, if any.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements, and our activities may be restricted, which may make it more difficult for us to complete a business combination or operate over the near term or long term in our intended manner.

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trustee in Treasury Bills issued by the United States with maturity dates of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. However, our securities not intended for persons who are seeking a return on investments in government securities. The trust account and the purchase of government securities for the account is intended as a holding place for funds pending the earlier to occur of either (i) the consummation of our primary business objective, which is a business combination, or (ii) absent a business combination, our dissolution and return of the funds held in this account.

In addition, if we do not complete a business combination within 18 months of February 14, 2007, the date we consummation our initial public offering, or within 24 months after if the extension criteria have been satisfied, our certificate of incorporation (a) provides that our corporate powers will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation, and (b) requires that our board of directors within 15 days adopt a resolution finding our dissolution advisable and provide notice as soon as possible thereafter of a special meeting of stockholders to vote on our dissolution. Inasmuch as we cannot assure you that our stockholders will approve our dissolution in a timely manner or ever approve our dissolution so that we can liquidate and distribute the funds in the trust account to public stockholders, we may nevertheless be deemed to be an investment company. If we were deemed to be subject to that act, compliance with these additional regulatory burdens would require additional expense for which we have not budgeted.

The American Stock Exchange may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange, a national securities exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc.

No salary or other compensation will be paid to our directors for services rendered by them on our behalf prior to or in connection with a business combination. Accordingly, we believe our non-executive directors would be considered “independent” as that term is commonly used. However, under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because each of our directors own shares of our securities and may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf (such as identifying potential target businesses and performing due diligence on suitable business combinations), state securities administrators could argue that all of such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of any independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations, and a material adverse effect on the prices of our securities held by public stockholders.

Because after the consummation of a business combination a significant portion of our assets may be located outside of the United States, it may be difficult for investors to enforce their legal rights against such assets.

After the consummation of a business combination, a significant portion of our assets may be located outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers, or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Risks Related to Operations in India

Acquisitions of companies with operations in India entail special considerations and risks. If we are successful in acquiring a target business with operations in India, we will be subject to, and possibly adversely affected by, the following risks:

Political, economic, social and other factors in India may adversely affect our ability to achieve our business objective.

Our ability to achieve our business objectives may be adversely affected by political, economic, social and religious factors, changes in Indian law or regulations and the status of India’s relations with other countries. In addition, the economy of India may differ favorably or unfavorably from the U.S. economy in such respects as the rate of growth of gross domestic product, the rate of inflation, capital reinvestment, resource self-sufficiency and balance of payments position. According to the World Factbook published by the U.S. Central Intelligence Agency (updated as of September 7, 2006), the Indian government has exercised and continues to exercise significant influence over many aspects of the economy, and privatization of government-owned industries proceeds at a slow pace. Accordingly, Indian government actions in the future could have a significant effect on the Indian economy, which could have a material adverse affect on our ability to achieve our business objective.

According to a published lecture on April 27, 2005 by Shri Montek S. Ahluwalia, Deputy Chairman, Planning Commission of the High Commission of India, London, an agency of the Indian Government, India has seen major changes in economic policies over the past two decades, which will help it to perform more effectively in a globalising world. These policy changes have included the liberalization of the extensive government controls, which existed on private investment and technology and the easing of access to foreign technology and foreign investment. In addition, the Indian government has directed the lowering of import duties, removal of quantitative restrictions on imports and the liberalization of foreign direct investment. In the 1990s a process of financial reforms began, which were aimed at introducing greater competition and tightening prudential norms in the banking sector, stock exchanges and capital market institutions and the insurance sector. These reforms were accompanied by efforts to strengthen institutions appropriate for the functioning of a market economy, including an independent judiciary and the rule of law, the prevalence of acceptable accounting standards, functioning stock exchanges and corporate practices. While the government’s policies have resulted in improved economic performance, we cannot assure you that the economic recovery will be sustained. Moreover, we cannot assure you that these economic reforms will persist, and that any newly elected government will continue the program of economic liberalization of previous governments. Any change may adversely affect Indian laws and policies with respect to foreign investment and currency exchange. Such changes in economic policies could negatively affect the general business and economic conditions in India, which could in turn affect us and our ability to achieve our business objective.

According to the World Factbook, religious and border disputes persist in India and remain pressing problems. For example, India has from time to time experienced civil unrest and hostilities with neighboring countries such as Pakistan. The longstanding dispute with Pakistan over the border Indian states of Jammu and Kashmir, a majority of whose population is Muslim, remains unresolved. If the Indian government is unable to control the violence and disruption associated with these tensions, the results could destabilize the economy and, consequently, adversely affect us and our ability to achieve our business objective.

Since early 2003, there have also been military hostilities and civil unrest in Afghanistan, Iraq and other nearby countries. These events could adversely influence the Indian economy and, as a result, negatively affect us and our ability to achieve our business objective.

Exchange controls that exist in India may limit our ability to utilize our cash flow effectively following a business combination.

Following a business combination, we will be subject to India’s rules and regulations on currency conversion. In India, the Foreign Exchange Management Act or FEMA, regulates the conversion of the Indian rupee into foreign currencies. FEMA provisions previously imposed restrictions on locally incorporated companies with foreign equity holdings in excess of 40% known as FEMA companies. Following a business combination, we will likely be a FEMA company as a result of our ownership structure. However, comprehensive amendments have been made to FEMA to add strength to the liberalizations announced in their recent economic policies. Such companies are now permitted to operate in India without any special restrictions, effectively placing them on par with domestic Indian companies. In addition, foreign exchange controls have been substantially relaxed. The Indian foreign exchange market, however, is not yet fully developed and we cannot assure you that the Indian authorities will not revert back to regulating FEMA companies. FEMA may also impose new restrictions on the convertibility of the rupee. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of India.

Returns on investment in Indian companies may be decreased by withholding and other taxes.

Our investments in India will incur tax risk unique to investment in India and in developing economies in general. Income that might otherwise not be subject to withholding of local income tax under normal international conventions may be subject to withholding of Indian income tax. Under treaties with India and under local Indian income tax law, income is generally sourced in India and subject to Indian tax if paid from India. This is true whether or not the services or the earning of the income would normally be considered as from sources outside India in other contexts. Additionally, proof of payment of withholding taxes may be required as part of the remittance procedure. Any withholding taxes paid by us on income from our investments in India may or may not be creditable on our income tax returns.

We intend to avail ourselves of income tax treaties with India following a business combination to seek to minimize any Indian withholding tax or local tax otherwise imposed. However, we cannot assure you that the Indian tax authorities will recognize application of such treaties to achieve a minimization of Indian tax. We may also elect to create one or more foreign subsidiaries to effect the business combination to attempt to limit the potential tax consequences of a business combination.

Certain sectors of the Indian economy are subject to government regulations that limit foreign ownership, which may adversely affect our ability to achieve our business objective which is to acquire one or more operating businesses with primary operations in India.

The Indian government prohibits investments in certain sectors and limits the ownership of entities in certain other sectors. We intend to avoid sectors in which foreign investment is disallowed. This could limit the possible number of acquisitions that are available. The Indian government also regulates investments in certain other sectors (e.g. banking) by increasing the required amount of Indian ownership over time. We will evaluate the risk associated with investments in sectors in which ownership is restricted. However, we cannot assure you that management will be correct in its assessment of political and policy risks associated with investments in general and in particular in sectors that are regulated by the Indian government. Any changes in policy could have an adverse impact on our ability to achieve our business objective.

If the relevant Indian authorities find us or the target business with which we ultimately complete a business combination to be in violation of any existing or future Indian laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses; and

•	requiring that we restructure our ownership or operations.

Because the Indian judiciary will determine the scope and enforcement under Indian law of almost all of our target business’ material agreements, we may be unable to enforce our rights inside and outside of India.

Indian law can be expected to govern almost all of our target business’ material agreements, some of which may be with Indian governmental agencies. We cannot assure you that the target business will be able to enforce any of their material agreements or that remedies will be available outside of India. The system of laws and the enforcement of existing laws in India may not be as certain in implementation and interpretation as in the United States. The Indian government may be inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

The commercial success of any products under development by a target business we acquire will depend upon product superiority and sales and marketing efforts that together successfully generate continuing market acceptance by physicians, patients, healthcare payors and others in the medical community.

Any products or services that we bring to the market following a business combination may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community, unless they offer superior therapeutic or diagnostic benefits and safety that are communicated through effective sales and marketing efforts. If we do not achieve such acceptance, we may not generate material new product revenues or profits. Moreover, the healthcare industry is intensely competitive, and we will face competition with respect to current and future products, such that any market acceptance we do achieve will be subject to continual threat, including from market participants with substantially greater resources.

Wage pressures in India may prevent an acquired company from sustaining a competitive advantage and may reduce its profit margins.

Wage costs in India have historically been significantly lower than wage costs in the United States and Europe for comparably skilled professionals, which we expect will be one of the competitive strengths of a company we acquire. However, if, following a business combination, wages for skilled professionals increase in India due to increasing competition, we may not be able to sustain this competitive advantage, which could negatively affect profit margins. In addition, we may need to increase the levels of an acquired company’s employee compensation to remain competitive with other employers, or seek to recruit in other low labor cost areas to keep its wage costs low. Compensation increases may result in decreased profitability of a company we acquire.

India has different corporate disclosure, governance and regulatory requirements than those in the United States which may make it more difficult or complex to consummate a business combination.

Companies in India are subject to accounting, auditing, regulatory and financial standards and requirements that differ, in some cases significantly, from those applicable to public companies in the United States, which may make it more difficult or complex to consummate a business combination. In particular, the assets and profits appearing on the financial statements of an Indian company may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with United States Generally Accepted Accounting Principals, or GAAP. Moreover, companies in India are subject to a different regulatory scheme than United States companies with respect to such matters as insider trading rules, tender offer regulation, shareholder proxy requirements and the timely disclosure of information. Accordingly, appropriate adjustments to the financial statements of an Indian company may be required in order to appropriately determine the underlying valuation of the Indian company.

Legal principles relating to corporate affairs and the validity of corporate procedures, directors’ fiduciary duties and liabilities and shareholders’ rights for Indian corporations may differ from those that may apply in the

United States, which may make the consummation of a business combination with an Indian company more difficult than a business combination with a company based in the United States.

The requirement that Indian companies provide accounting statements that are in compliance with United States GAAP may limit the potential number of acquisition targets.

To meet the requirements of the United States Federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have financial statements which are prepared in accordance with, or which can be reconciled to, GAAP and audited in accordance with United States Generally Accepted Auditing Standards, or GAAS. GAAP and GAAS compliance may limit the potential number of acquisition targets.

Foreign currency fluctuations could cause a business combination to be more expensive.

Because our business objective is to acquire one or more operating businesses with primary operations in India, changes in the U.S. dollar-Indian rupee exchange rate may affect our ability to achieve such objective. The exchange rate between the Indian rupee and the U.S. dollar has changed substantially in the last two decades and may fluctuate substantially in the future. If the U.S. dollar declines in value against the Indian rupee, any business combination will be more expensive and therefore more difficult to complete. Furthermore, we may incur costs in connection with conversions between United States dollars and Indian rupees, which may make it more difficult to consummate a business combination.

If political relations between the United States and India weaken, it could make a target business’ operations less attractive.

The relationship between the United States and India may deteriorate over time. Changes in political conditions in India and changes in the state of Indian-United States relations are difficult to predict and could result in restrictions on our future operations or cause potential target businesses to become less attractive. This could lead to a decline in our profitability following a business combination.

The laws of India may not protect intellectual property rights to the same extent as those of the United States, and we may be unsuccessful in protecting intellectual property rights following a business combination and may also be subject to third party claims of intellectual property infringement.

The one or more businesses we acquire will likely rely on a combination of patent, copyright, trademark and design laws, trade secrets, confidentiality procedures and contractual provisions to protect its intellectual property. However, the laws of India may not protect proprietary rights to the same extent as laws in the United States. Therefore, efforts to protect such intellectual property may not be adequate. Furthermore, competitors may independently develop similar technology or duplicate its products or services. Unauthorized parties may infringe upon or misappropriate its products, services or proprietary information.

Item 1B. UNRESOLEVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

We maintain our principal executive offices at 300 South Wacker Drive, Suite 1000, Chicago, Illinois, pursuant to an agreement with Johnson and Colmar, an affiliate of Craig Colmar, our Treasurer and Secretary and a member of our board of directors. We pay Johnson and Colmar a monthly fee of $7,500 for general and administrative services, including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in the Chicago metropolitan area, that the fee charged by Johnson and Colmar is at least as favorable to us as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our officers, adequate for our current operations.

Item 3. LEGAL PROCEEDINGS

We are currently not a party to any legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Securities

Our units, common stock and warrants are listed on the American Stock Exchange under the symbols “TIL.U,” “TIL” and “TIL.WS,” respectively. Our initial public offering was February 9, 2007 at $8.00 per unit. Prior to February 9, 2007, there was no public trading market for our securities.

At March 29, 2007, the last reported sales price of our units, common stock and warrants on the American Stock Exchange were $8.16 per unit, $7.26 per share of common stock and $0.79 per warrant, respectively.

Holders of Record

At March 29, 2007, there was seven holders of record of our units, nine holders of record of our common stock and one holder of record of our warrants.

Sales of Unregistered Securities

The following is a summary of Registrant’s transactions within 2006, involving sales of an aggregate of 2,500,000 units, each unit consisting of one share of common stock and one warrant, without registration under the Securities Act of 1933 to our offices and directors and their affiliates, and a special advisor to our board of directors, who directed such units to be delivered in the following manner:

Stockholders	Number of Shares	Number of Warrants(3)
Marillion Pharmaceuticals India Pvt. Ltd.(1)	750,000	750,000
Business Ventures Corp.(1)	625,000	625,000
Bobba Venkatadri(1)	375,000	375,000
Nalluru Murthy(1)	312,500	312,500
Craig Colmar(1)	187,500	187,500
Narayanan Vaghul(1)	125,000	125,000
Edmund Olivier(1)	75,000	75,000
Rasheed Yar Khan(2)	50,000	50,000

(1)	Issued on June 28, 2006.
(2)	Issued on July 27, 2006.
(3)	Cancelled on January 4, 2007.

Such units were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, accredited, wealthy individuals and entities. The units issued to the individuals and entities above were sold for an aggregate offering price of $20,000 or $0.008 per unit. No underwriting discounts or commissions were paid with respect to such sales. The recipients in such transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions.

On February 14, 2007, immediately prior to the closing of our initial public offering, we issued and sold 125,000 units to certain of our officers and directors and their affiliates and our special advisor for an aggregate purchase price of $1,000,000, or $8.00 per unit. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock, exercisable at $5.00 per share. The securities were sold in reliance on the exemption from registration pursuant to Rule 506 of Regulation D under the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

On February 14, 2007, immediately prior to the closing of our initial public offering, we issued and sold 75,000 units to Marillion Pharmaceuticals India Pvt. Ltd. and Trans-India Investors Limited for an aggregate purchase price of $600,000, or $8.00 per unit. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock, exercisable at $5.00 per share. The securities were sold in reliance on the exemption from registration pursuant to Rule 903 of Regulation S under the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds of Initial Public Offering

We registered the initial public offering of our units, common stock and warrants on a Registration Statement on Form S-1 (Registration No. 333-136300), which was declared effective on February 8, 2007. On February 14, 2007 we closed the initial public offering of our units by selling 11,500,000 units (including the underwriters’ over-allotment option of 1,500,000 units) at $8.00 per unit. On February 14, 2007, immediately prior to the closing of the initial public offering, we also closed on private placements of an additional 200,000 units at $8.00 per unit to certain members of our management team, their affiliates and our special advisor. Gross proceeds from the offering and private placements were $93,600,000. Total expenses from the offering and private placements were approximately $6,599,760, which included underwriting discounts and commissions and non-accountable expense allowance of $6,000,000, and approximately $599,760 in other offering-related expenses. Net proceeds, after deducting total expenses were $86,410,240, of which $86,250,000 was deposited into the trust account and the remaining proceeds of $160,240 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amount deposited into the trust account includes $1,600,000, representing the gross process from the private placement, and $3,680,000, representing the deferred underwriting discounts and commissions and non-accountable expenses. The amounts deposited into the trust account remain on deposit in the trust account earning interest. Up to $2,300,000 of the interest earned on the trust account may be released to us to fund our working capital requirements. The managing underwriters of the public offering were I-Bankers Securities, Inc. and CRT Capital Group LLC.

Dividend Policy

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. From April 13, 2006 (inception) to December 31, 2006, our efforts were limited to organizational activities, so only balance sheet data is presented.

December 31, 2006
Balance Sheet Data:
Working capital	$(141,602.54)
Total assets	210,084.06
Total liabilities	204,646.22
Value of common stock that may be converted for cash ($7.82 per share)	—
Stockholders’ equity	5,437.84

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors.”

We were formed on April 13, 2006, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination in the life sciences sector in India. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt, or a combination of cash, capital stock and debt, in effecting a business combination.

We have neither engaged in any operations nor generated any revenues through February 14, 2007, the date we consummated our initial public offering. Our entire activity since inception through February 14, 2007 has been related to our formation and our initial public offering. Since February 14, 2007, we have been searching for prospective target businesses to acquire.

On February 14, 2007, we closed our initial public offering of 11,500,000 units (including the underwriters’ over-allotment option of 1,500,000 units) with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units from the initial public offering (including the underwriters’ over-allotment option) were sold at an offering price of $8.00 per unit. On February 14, 2007, we also closed on private placements of an additional 200,000 units at $8.00 per unit to certain members of our management team, their affiliates and our special advisor. Our common stock and warrants started trading separately on March 12, 2007.

We generated gross proceeds of $93,600,000 from the sale of the units in the initial public offering and the private placements. Total expenses from the offering and private placements were approximately $6,599,760, which included underwriting discounts and commissions and non-accountable expense allowance of $6,000,000, and approximately $599,760 in other offering-related expenses. Net proceeds, after deducting total expenses were $86,410,240, of which $86,250,000 was deposited into the trust account and the remaining proceeds of $160,240 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amount deposited into the trust account includes $1,600,000, representing the gross process from the private placement, and $3,680,000, representing the deferred underwriting discounts and commissions and non-accountable expenses. The amounts deposited into the trust account remain on deposit in the trust account earning interest. Up to $2,300,000 of the interest earned on the trust account may be released to us to fund our working capital requirements.

In connection with our initial public offering, we issued an option, for $100 in the aggregate, to I-Bankers Securities, Inc. and CRT Capital Group LLC, representatives of the underwriters in the offering, to purchase up to 500,000 units in the aggregate. The units issuable upon exercise of this option are identical to those sold in the public offering, except that each of the warrants underlying this option entitles the holder to purchase one share of our common stock at a price of $6.25 (125% of the exercise price of the warrants included in the units sold in the public offering). This option is exercisable at $10.00 per unit (125% of the price of the units sold in the public offering) commencing on the later of the consummation of a business combination or February 8, 2008. The sale of this option to the representatives of the underwriters was accounted for as an equity transaction in accordance with Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, and therefore will be measured at its fair value on the date of the sale in accordance with Statements of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment, which will result in an increase in our cash position and shareholders’ equity by the $100 proceeds from the sale. We have determined based upon a trinomial model that the estimated fair value of the option on the date of sale will be approximately $5.89 per unit or an aggregate of $2,945,000 assuming an expected life of five years, volatility of 100% and a risk-free interest rate of 5%. Although we used an expected life of five years, if we do not consummate a business combination within the prescribed time period and liquidate the company, this option would become worthless. Given that the parameters used in the computation of the fair value of this option change over time, the actual fair value of this option on the date of sale is expected to be different from the estimated fair value computed above.

We will use substantially all of the net proceeds of the initial public offering and private placements to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. The proceeds held in the trust account will not be released until the earlier of the completion of a business combination or our dissolution. In the event that we consummate a business combination, the proceeds held in the trust account will be used for the following purposes:

•	payment of the purchase price for and remaining expenses of the business combination including reimbursement of any remaining expenses to our officers and directors;

•

payment of $7.82 per share (plus any remaining net interest) to holders of up to 24.99% of the shares of common stock sold in this offering who vote against the business combination and exercise their conversion rights;

•	payment of the deferred underwriting discounts and commissions and non-accountable expenses plus interest thereon;

•	payment of any finders’ fees or professional fees and costs to unaffiliated third parties;

•	payment of any fees and costs we may incur in connection with any equity or debt financing relating to the business combination; and

•	funding the operations of the target business or effecting other acquisitions, as determined by our board of directors at that time.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate through February 8, 2009, assuming that a business combination is not consummated during that time. Over this time period, we anticipate approximately $425,000 of expenses for legal, accounting and other expenses attendant to the structuring and negotiating of a business combination and preparation and filing of the related proxy statement, approximately $180,000 for office space and administrative services and support payable to an affiliated entity ($7,500 per month for 24 months), $150,000 for legal fees related to our initial public offering not payable at the closing ($25,000 per month for six months), $325,000 for due diligence investigations of prospective target businesses, $350,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $375,000 for general working capital that will be used for miscellaneous expenses, reserves and director and officer liability insurance premiums. Up to $2,300,000 of the interest earned on the trust account, net of taxes, may be released to us to fund our working capital requirements. We intend to use these funds to cover expenses that exceed the $160,240 we initially will have available outside of the trust account. These funds will be used by us to defray our general and administrative expenses, as well as costs relating to compliance with securities laws and regulations, including associated professional fees, until a business combination is completed. The interest rate earned on the trust account will be the prevailing interest rate on short-term U.S. treasury securities and money market funds that comply with certain conditions under Rule 2a-7 of the Investment Company Act of 1940. These rates will vary from time to time. Based on the prevailing rates, we believe that the income received by the trust account will be sufficient to provide the contemplated amount of working capital. However, our securities are not intended for persons who are seeking a return on investments in government securities. The trust account and the purchase of government securities for the account is intended as a holding place for funds pending the earlier to occur of either (i) the consummation of our primary business objective, which is a business combination, or (ii) absent a business combination, our dissolution and return of the funds held in this account.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

Commencing on February 8, 2007 and ending upon the earlier of the acquisition of a target business and our liquidation, we began paying a fee of $7,500 per month for certain administrative, technology and secretarial services, as well as the use of certain limited office space in Chicago, Illinois, to Johnson and Colmar, an affiliate of Craig Colmar, our Secretary and Treasurer and a member of our board of directors. In addition, in June 2006, certain of our officers and directors and their affiliates loaned us an aggregate of $200,000 to us for payment of offering expenses on our behalf. These loans were repaid following our initial public offering from the proceeds of the offering.

Since our initial public offering, we have been engaged in sourcing a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss with them our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process, and the timeline under which we are operating before the proceeds of the offering are returned to investors.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the trust account we may not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The net proceeds of our initial public offering not held in the trust fund and not immediately required for the purposes set forth above have been invested only in United States “government securities,” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to U.S. Treasury Bills and such money market funds, we do not view the interest rate risk to be significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRANS-INDIA ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Trans-India Acquisition Corporation

We have audited the accompanying balance sheet of Trans-India Acquisition Corporation (a corporation in the development stage) as of December 31, 2006, and the related statements of operations, stockholders’ equity, and cash flows for the period from April 13, 2006 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts of disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trans-India Acquisition Corporation as of December 31, 2006, and the results of its operations and its cash flows for the period from April 13, 2006 (inception) to December 31, 2006, in conformity with United States generally accepted accounting principles.

/s/ Miller, Ellin & Company, LLP

New York, New York

March 26, 2007

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

BALANCE SHEET

ASSETS
December 31, 2006
Current asset, cash	$63,044
Other assets, deferred offering costs	147,040

Total assets	$210,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$4,226
Notes payable stockholders and management	200,420

Total current liabilities	204,646

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value, authorized 5,000,000 shares; none issued	—
Common stock, $.0001 par value, authorized 50,000,000 shares; issued and outstanding 2,500,000 shares	250
Paid-in capital in excess of par	19,750
Deficit accumulated during the development stage	(14,562)

Total stockholders’ equity	5,438

Total liabilities and stockholders’ equity	$210,084

See accompanying notes to financial statements.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENT OF OPERATIONS

For the period from April 13, 2006 (inception) to December 31, 2006
Revenues	$—

Expenses:
General and administrative expenses	14,562

14,562

Net loss	$(14,562)

Net loss per share (basic and diluted)	$0.00

Weighted average shares outstanding (basic and diluted)	2,500,000

See accompanying notes to financial statements.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

	For the period from April 13, 2006 (inception) to December 31, 2006
	Common Stock		Paid-in Capital In Excess of Par	Deficit Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount
Common shares issued	2,500,000	$250	$19,750	$—	$19,600
Net loss	—	—	—	(14,562)	(14,562)

Balances, at December 31, 2006	2,500,000	$250	$19,750	$(14,562)	$5,438

See accompanying notes to financial statements.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENT OF CASH FLOWS

For the period from April 13, 2006 (inception) to December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in deferred offering costs	(147,040)
Increase in accrued expenses	4,226

Net cash used in operating activities	(157,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	20,000
Proceeds from notes payable	200,420

Net cash provided by financing activities	220,420

Net increase in cash	63,044
Cash, beginning of period	—

Cash, end of period	$63,044

See accompany notes to financial statements.

TRANS-INDIA ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION, PROPOSED BUSINESS OPERATIONS AND SUMMARY SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Trans-India Acquisition Corporation (the “Company”) was incorporated in Delaware on April 13, 2006 as a blank check company formed to acquire, through merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses with primary operations in India.

Primarily all activity through December 31, 2006 relates to the Company’s formation and the public offering described below. The Company has selected December 31 as its fiscal year-end. The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on February 8, 2007. The Company completed private placements (the “Private Placements”) on February 14, 2007 and received proceeds of $1,600,000. The Company consummated the Public Offering on February 14, 2007 and received net proceeds of $88,479,772. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placements and the Public Offering (collectively the “Offerings”) (as described in Note 2), although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with a target company. As used herein, a “target business” shall include an operating business in security industry and a “business combination” shall mean the acquisition by the Company of a target business.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 25% or more of the outstanding stock, excluding for this purpose those persons who were stockholders prior to the Proposed Offering, vote against the business combination, the business combination will not be consummated. All the Company’s stockholders prior to the Offerings, including all of the officers and directors of the Company ( the “Initial Stockholders”), have agreed to vote their 2,500,000 founding shares of common stock (as well as any shares included in units purchased in the Private Placements) in accordance with the vote of the majority of all other stockholders of the Company (“Public Stockholders”) with respect to any business combination. After consummation of the Company’s first business combination, these voting obligations will terminate.

With respect to the first business combination which is approved and consummated, any Public Stockholder who voted against the business combination may elect to convert his, her or its shares into cash. Accordingly, Public Stockholders holding 24.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a business combination. Such converting Public Stockholders would be entitled to receive their pro rata share of the net offering proceeds in the Trust Account calculated as of the record date for determination of stockholders entitled to vote on the proposed combination, including interest accrued thereon less up to $2,300,000 of interest that may be released to the Company to fund working capital, net of taxes, plus the deferred underwriting discounts and commissions and plus the proceeds of the Private Placements, computed without regard to the shares held by Initial Stockholders.

In the event that the Company does not consummate a business combination within 18 months of February 14, 2007, or 24 months if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s Public Stockholders. The Initial Stockholders have waived their rights to receive distributions upon the Company’s liquidation with respect to all shares owned by them prior to the Public Offering including the shares acquired in the Private Placement. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the Warrants (as defined below) contained in the Units (as defined below) offered in the Public Offering, as discussed in Note 2).

TRANS-INDIA ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Income Per Common Share

Income per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

Stock-Based Compensation

The Company has adopted Financial Accounting Statement No. 123R “Accounting for Stock-Based Compensation”. The Company uses the fair value method of valuing stock-based compensation awards.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

2.	OFFERINGS

Public Offering

On February 14, 2007, the Company sold 11,500,000 units (“Units”) (including the underwriting’s over-allotment option of 1,500,000 units) to the public at a price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value (“Common Stock”), and one redeemable common stock purchase warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00 commencing the later of the completion of a business combination with a target business or February 8, 2008 and expiring February 8, 2012. The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the Common Stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption.

Private Placements

On February 14, 2007, the Company sold to its officers and directors and their affiliates, its special advisor and Trans-India Investors Limited an aggregate of 200,000 Units at a price of $8.00 per Unit. These private placement units are identical to the Units sold in the Public Offering except that they do not have any conversion rights or rights to any liquidation distributions in the event the Company fails to consummate a business combination.

3.	DEFERRED OFFERING COSTS

Deferred offering costs consist principally of accounting fees, legal fees and other fees and expenses incurred through the balance sheet date that are related to the Public Offering and that will be charged to capital upon the receipt of the capital raised.

TRANS-INDIA ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.	RELATED PARTY TRANSACTION

The Company has agreed to pay an affiliate of one of the Initial Stockholders an administrative fee of $7,500 per month for office space and general and administrative services from February 8, 2007 through the consummation of a business combination.

5.	NOTES PAYABLE STOCKHOLDERS AND MANAGEMENT

The Company entered into a loan agreement with certain stockholders and members of management to borrow up to $400,000 by issuing unsecured promissory notes to cover expenses related to the Offerings. The notes bear interest at the rate of 5% per annum and are payable on March 1, 2007. As of December 31, 2006, the Company borrowed $200,000 under the notes.

6.	COMMITMENTS AND CONTINGENCIES

The Company, on February 14, 2007, sold to the representatives of the underwriters, for an aggregate of $100, an option to purchase up to a total of 500,000 Units. The Units issuable upon exercise of this option are identical to those sold in the Public Offering, except the Unit price is 125% of the price of the Units sold in the Public Offering. This option is exercisable at $10.00 per Unit commencing on the later of the consummation of a business combination or one year from February 8, 2007 and expires on February 8, 2012. The option and the 500,000 Units, the 500,000 shares of Common Stock and the 500,000 Warrants that are a part of such Units, and the 500,000 shares of Common Stock underlying such Warrants, have been deemed compensation by the National Association of Securities Dealers (“NASD”) and are therefore subject to a 180-day lock-up pursuant to Rule 27110(g)(l) of the NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following February 8, 2007. However, the option may be transferred to any underwriter and selected dealer who participated in the Public Offering and their bona fide officers or partners. The Company will account for this purchase option as a cost of raising capital and will include the instrument as equity in our financial statements. Accordingly, there will be no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has estimated, that the fair value of the purchase option on the date of sale is approximately $5.89 per unit, using an expected life of five (5) years, volatility of 100%, and a risk-free rate of 5%. However, because the Company’s Units do not have a trading history, the volatility assumption is based on information of comparable companies. Although an expected life of five years was used in the calculation, if the Company does not consummate a business combination within the prescribed time period and it liquidates, the option will become worthless.

The Company has engaged I-Bankers Securities, Inc. and CRT Capital Group LLC (the “Representatives”), on a non-exclusive basis, as its agent for the solicitation of the exercise of the Warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the Representatives for bona fide services rendered, a commission equal to 5% of the exercise price for each Warrant exercised more than one year after the date of consummation of a business transaction if the exercise was solicited by the Representatives. In addition to soliciting, either orally or in writing, the exercise of the Warrants, the Representatives’ services may also include disseminating information, either orally or in writing to Warrant holders about the Company or the market for the Company’s securities, and assisting in the processing of the exercise of the Warrants. No compensation will be paid to the Representatives upon the exercise of the Warrants if:

•	the market price of the underlying shares of Common Stock is lower than the exercise price;

•	the holder of the Warrants has not confirmed in writing that a Representative solicited the exercise;

TRANS-INDIA ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

•	the Warrants are held in a discretionary account;

•	the Warrants are exercised in an unsolicited transaction; or

•	the arrangement to pay the commission is not disclosed in the prospectus provided to Warrant holders at the time of exercise.

7.	PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

8.	WARRANTS

On June 28, 2006, the Company issued Warrants in connection with its initial capitalization to the Initial Stockholders to purchase up to a total of 2,500,000 shares of Common Stock at an exercise price of $0.008 per share. Subsequently, on January 4, 2007, the Company and the holders of the 2,500,000 outstanding warrants entered into an agreement under which the outstanding warrants were cancelled.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Treasurer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Treasurer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to Trans-India Acquisition Corporation’s management, including our Chief Executive Officer and our Treasurer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Narayanan Vaghul	70	Chairman of the Board and Director

Bobba Venkatadri	63	President, Chief Executive Officer and Director

Nalluru Murthy	47	Executive Vice President and Director

Craig Colmar	54	Secretary, Treasurer and Director

Sarath Naru	49	Director

Edmund Olivier	69	Director

Narayanan Vaghul has served as one of our directors and our Chairman of the Board since July 2006. Mr. Vaghul is currently Chairman of the Board of ICICI Bank Limited, the second largest bank in India, which he joined in October 1985 as Chairman and Chief Executive Officer. Mr. Vaghul relinquished his position as Chief Executive Officer at ICICI in May 1996. At ICICI, Mr. Vaghul was instrumental in starting an investment bank, a commercial bank, a venture capital company and an asset management company, as part of the ICICI group. From August 1978 to December 1980, Mr. Vaghul served as Executive Director of Central Bank of India and from January 1981 to December 1983, Mr. Vaghul served as the Chairman of the Board of the Bank of India. He currently serves on the Board of Directors of Mittal Steel, WIPRO Limited, Apollo Hospitals, Mahindra and Mahindra Limited and Nicholas Piramal. Mr. Vaghul has a B.Com degree from Madras University.

Bobba Venkatadri has served as one of our directors and our President and Chief Executive Officer since July 2006. From June 2003 to September 2006, Mr. Venkatadri was Senior Vice President of Operations of Aradigm Corporation, a developer of drug delivery systems. Mr. Venkatadri is currently the part-time President of Napo India Private Limited, a division of Napo Pharmaceuticals, Inc. Mr. Venkatadri is also a General Partner of Ventureast APIDC, an Indian early-stage venture capital fund. From January 2001 to May 2003, Mr. Venkatadri was the Executive Vice President of Diosynth RTP, Inc., a Division of Akzo Nobel and manufacturer of active pharmaceutical ingredients. From November 1995 to December 2000, Mr. Venkatadri served as President of Molecular Biosystems, Inc., a developer of imaging agents used in echocardiography listed on the New York Stock Exchange (acquired in 2000 by Alliance Pharmaceutical Corporation) where he also served as Chief Operating Officer until becoming Chief Executive Officer in May 1997. From March 1992 to October 1995, Mr. Venkatadri was Executive Vice President of the Pharmaceutical Division of Centocor, Inc. Prior thereto and beginning in 1967, Mr. Venkatadri held various positions at Warner-Lambert, Inc. including serving as Vice President of Operations, President of Warner-Lambert, Indonesia from May 1988 to October 1990 and as Vice-President of Warner-Lambert, Puerto Rico from November 1990 to February 1992. Mr. Venkatadri has an MBA degree from Fairleigh Dickinson University of New Jersey and an MS in Pharmacy from Andhra University of India.

Nalluru Murthy has served as one of our directors and Executive Vice President since July 2006. Mr. Murthy is the Chief Executive Officer of ACM Business Solutions, LLC, which he founded in October 2004. ACM Business Solutions, LLC provides technology-based staffing and consulting services as well as scanning and data entry solutions. Mr. Murthy is also the principal owner of MZI Healthcare, LLC, a software provider for the independent physician associations, managed service organizations and other healthcare organizations. From October 2002 to September 2004, Mr. Murthy served as Chief Executive Officer of Metamor Enterprise Solutions, LLC, a provider of enterprise resource planning services. From October 1996 to December 1997, Mr. Murthy was Vice President of International Recruiting of Metamor Worldwide, a publicly held Houston based company. At Metamor Worldwide, Mr. Murthy established the international recruiting division, where he was instrumental in, among other things, the acquisition of a large India-based software company. In March

1991, Mr. Murthy founded On-Line Resources, Inc., a provider of computer programming consultancy services, where he served as Chief Executive Officer until September 1996, when it was acquired by Metamor Worldwide. Mr. Murthy has an BS degree in Engineering from Osmania University in India and a MS degree in Industrial Engineering from National Institute for Training in Industrial Engineering (N.I.T.I.E.) in Mumbai, India.

Craig Colmar has served as one of our directors and as our Secretary and Treasurer since April 2006. Mr. Colmar is currently an attorney at law at Johnson and Colmar, a firm focusing on business and securities law. At Johnson and Colmar, he represented clients on numerous mergers and acquisitions ranging in size from several million dollars to over four hundred million dollars, as well as numerous private and public debt and equity financings. In 1998, Mr. Colmar served as a member of the group responsible for the creation and public financing of Quanta Services, Inc., a company formed through the combination of several private utility infrastructure contractors, which is listed on the New York Stock Exchange, and in 2006, Mr. Colmar was co-founder and member of the group responsible for the creation and public offering of Digital Music Group, Inc., an Internet distributor of digital music, which is listed on NASDAQ. Mr. Colmar has a JD from Northwestern University School of Law and a BA in economics from Northwestern University. Mr. Colmar is the brother of Steve Colmar, who is the sole director and officer of Business Ventures Corp., an initial stockholder and a lender under the management loans and a purchaser of the private placement units.

Sarath Naru has served as one of our directors since July 2006. Mr. Naru is currently the Managing Director of APIDC-Venture Capital Limited, which he joined in November 1994. At APIDC-Venture Capital Limited Mr. Naru has led the formation and investment of several venture capital funds including India’s first life- sciences focused fund, The Biotechnology Venture Fund, and one of the first funds in India with ties to an academic and R&D institution, Ventureast Tenet Fund. From 1987 through 1994, Mr. Naru worked at the Madras Group, an outsourcing company engaged in outsourcing of fashion goods, engineering components and services which he founded. From 1983 through 1987, Mr. Naru was with Procter & Gamble in brand management. Mr. Naru has an MBA degree from the Graduate School of Business, University of Chicago and an Engineering degree from the Indian Institute of Technology, Madras. Mr. Naru indirectly controls Marillion Pharmaceuticals India Pvt. Ltd., an initial stockholder and a lender under the management loans and a purchaser of the private placement units. Marillion Pharmaceuticals India Pvt. Ltd. is a portfolio company of The Biotechnology Venture Fund, which is managed by APIDC-Venture Capital Limited.

Edmund Olivier has served as one of our directors since July 2006. Mr. Olivier is currently a Founding General Partner of Oxford Bioscience Partners, a life-science venture capital firm which he helped form in 1993. At Oxford Bioscience Partners, Mr. Olivier has financed and managed biotechnology and healthcare venture investments for over 15 years. From 1983 to 1993, Mr. Olivier was a General Partner with Fairfield Venture Partners II, LP and Stueben Partners, LP investing in life science companies. Prior to entering venture capital, Mr. Olivier was Vice President of Technology and Planning in charge of corporate research, engineering, venture capital, planning and mergers and acquisitions at Diamond Shamrock Inc. (now Valero Energy Corporation, the largest refiner in North America). From 1972 to 1980, Mr. Olivier was Corporate Vice President and General Manager of the Worldwide Scientific Products Division and Vice President, Commercial Development at Corning Incorporated where he initiated Corning’s entry into industrial biotechnology. From 1965 to 1972, Mr. Olivier held a variety of positions at Conoco Chemical Company, including Managing Director, Europe. During his career, Mr. Olivier has been Chairman, President or Director of more than twenty life sciences companies. Mr. Olivier is a Director of the South Coast Repertory Theatre and a Life Fellow and Member of the National Council of the Salk Institute. Mr. Olivier has an MBA from Harvard Graduate School of Business (High Distinction) and a BS in chemical engineering from Rice University (cum laude).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of common stock and other equity securities of us. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. We completed our initial public offering in February 2007 so no such filings were required during 2006.

Committees of the Board

The audit committee is the only standing committee of our board of directors. This committee did not hold a meeting during the year ended December 31, 2006. This committee was established effective upon completion of our initial public offering in February 2007. The current membership and the function of the audit committee is described below. From time to time, our board of directors may also create various ad hoc committees for special purposes.

Audit Committee

Our audit committee consists of Messrs. Vaghul and Naru, each of whom is an independent director under the American Stock Exchange’s listing standards and the rules and regulations of the Securities and Exchange Commission. Our board of directors has determined that Mr. Vaghul qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K. The audit committee is responsible for reviewing and monitoring our financial statements and internal accounting procedures, selection of our independent auditors, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs. In addition, the audit committee will monitor compliance on a quarterly basis with the terms of this offering. If any noncompliance is identified, then the audit committee is charged with the responsibility to take immediately all action necessary to rectify such noncompliance or otherwise cause compliance with the terms of our initial public offering.

The audit committee has a written charter, which was adopted by the board of directors in July 2006. A copy of the charter is filed with the SEC as Exhibit 99.1 to this Annual Report on Form 10-K.

We intend to identify and appoint one additional independent director to our audit committee prior to February 8, 2008.

Nomination to Board of Directors

Prior to the formation of a nominating committee, a majority of independent directors shall select, or recommend to the full board of directors for selection, all nominees to the board of directors.

Executive and Director Compensation

Prior to the formation of a compensation committee, a majority of independent directors shall determine, or recommend to the full board of directors for determination, the compensation to be paid to our officers, to the extent that our officers are entitled to receive compensation.

Code of Conduct and Ethics

We are committed to maintaining the highest standards of business conduct and ethics. We have adopted a code of conduct and ethics applicable to our directors, officers and employees. The code of conduct and ethics reflects our values and the business practices and principles of behavior that support this commitment. The code of conduct and ethics satisfies SEC rules for a “code of ethics” required by Section 406 of the Sarbanes-Oxley Act of 2002, as well as the American Stock Exchange rules for a “code of conduct and ethics.” The code of conduct and ethics is available on our website at www.transindiaacquisition.com under the link “Code of Conduct.” We will post any amendment to the code of conduct and ethics, as well as any waivers that are required to be disclosed by the rules of the SEC or American Stock Exchange, on our website.

Communications with the Board of Directors by Stockholders

We maintain an informal process for stockholder communication with our board of directors. Stockholders wishing to communicate with our board of directors or with an individual board member concerning us may do so by writing to the board of directors or to the particular board member, and mailing the correspondence to: Attention: Board of Directors, c/o Secretary, Trans-India Acquisition Corporation, 300 South Wacker Drive, Suite 1000, Chicago, IL 60606. The envelope should indicate that it contains a stockholder communication. Any such communication must state the number of securities beneficially owned by the stockholder making the communication. All such stockholder communications will be forwarded to the director or directors to whom the communications are addressed.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

•

None of our officers and directors is required to commit his full time to our affairs and, accordingly, each will have conflicts of interest in allocating management time among various business activities.

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	We may also determine to effect a business combination with another entity that is affiliated with one or more of our initial stockholders.

•

Our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate the same as part of any such combination. If management negotiates to be retained post-business combination as a condition to any potential business combination, such negotiations may result in a conflict of interest between management and our stockholders resulting in management attempting to negotiate terms that may be less favorable to our stockholders than what they might otherwise receive.

•

Our officers and directors or their affiliates may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

•

Since our directors beneficially own shares of our common stock and warrants which will be released from escrow only in certain limited situations, and because they have waived their liquidation distribution rights with respect to such securities and any shares included in units purchased by them in the private placements concurrently with the closing of our initial public offering, our board of directors may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. The personal and financial interests of our directors and officers, including their personal liability for certain claims against the trust account, may influence their motivation in identifying and selecting a target business, determining how to structure the transaction and completing a business combination in a timely manner.

•

Johnson and Colmar, an affiliate of Mr. Colmar, commencing on February 8, 2007 through the acquisition of a target business, makes available to us office space and certain general and administrative services, as we may require from time to time. We pay Johnson and Colmar $7,500 per month for these services. Mr. Colmar is a partner of Johnson and Colmar. As a result of this affiliation, Mr. Colmar benefits from the transaction to the extent of his interest in Johnson and Colmar. However, this arrangement is solely for our benefit and is not intended to provide Mr. Colmar with compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Chicago metropolitan area, that the fee charged by Johnson and Colmar is at least as favorable as we could have obtained from an unaffiliated third party. However, because our directors at the time we entered into the agreement with Johnson and Colmar may not be deemed independent, we did not have the benefit of disinterested directors approving the transaction.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board of directors evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has agreed in principle, until the earlier of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to the company for its consideration, prior to presentation to any other entity, any business opportunity which may reasonably be required to be presented to us under Delaware law, subject to any pre-existing fiduciary obligations he might have.

In connection with the vote required for any business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock which were owned by them prior to our initial public offering, including any units purchased by them in the private placements, in accordance with the vote of the public stockholders owning a majority of the shares of our common stock sold in this offering. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock acquired by them prior to our initial public offering and the shares included in the units purchased in the private placements.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity that is affiliated with any of our initial stockholders, unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view. Such opinion will be included in each case in our proxy soliciting materials furnished to our stockholders, and we expect that such independent banking firm will be a consenting expert.

Company Stock Performance

We completed our initial public offering on February 9, 2007, and therefore are not able to provide historical stock price performance data and comparison data during 2006.

Item 11. EXECUTIVE COMPENSATION

Other than Craig Colmar, no officer or any affiliate of an officer has received any cash compensation for services rendered. Commencing on February 8, 2007 and ending upon the earlier of the acquisition of a target business and our liquidation, we began paying Johnson and Colmar, an affiliate of Mr. Colmar, a monthly fee of $7,500 for general and administrative services including office space, utilities and secretarial support. This arrangement is for our benefit and is not intended to provide Mr. Colmar, a partner of Johnson and Colmar and our Secretary and Treasurer and a member of our board of directors, with compensation in lieu of salary. We believe, based on rents and fees for similar services in the Chicago metropolitan area, that the fee charged by

Johnson and Colmar is at least as favorable as we could have obtained from an unaffiliated third party. However, because our directors at the time we entered into the agreement with Johnson and Colmar may not be deemed independent, we did not have the benefit of disinterested directors approving the transaction.

Other than the $7,500 fee paid to Johnson and Colmar, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial stockholders, including our officers, directors and special advisors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. If all of our directors are not deemed to be independent, we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Compensation Committee Interlocks and Insider Participation

Because none of our officers or directors presently receive compensation for their service rendered to us, we do not presently have a compensation committee. There were no interlocks or insider participation between any member of our board of directors and any member of the board of directors or compensation committee of another company.

Compensation Committee Report

None of our executive officers have received any compensation for services rendered during 2006 and therefore our independent directors have not reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management for the year ended 2006.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2007 by the following individuals or groups:

•	each person or entity who is known by us to own beneficially more than 5% of our outstanding stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Except as otherwise indicated, and subject to applicable community property laws, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Name and Address(1)	Amount and Nature of Beneficial Ownership		Percent of Shares Outstanding
Marillion Pharmaceuticals India Pvt. Ltd.	813,331		5.7%
Sarath Naru(2)	813,331		5.7%
Fir Tree, Inc., Fir Tree Recovery Master Fund, L.P. and Sapling, LLC(3)	750,000		5.3%
Business Ventures Corp	667,882		4.7%
Bobba Venkatadri	375,000		2.6%
Nalluru Murthy	339,195		2.4%
Craig Colmar(4).	270,833		1.9%
Narayanan Vaghul	125,000		*
Edmund Olivier	75,000		*
All directors and executive officers as a group (6 persons)	1,998,359	(5)	14.1%

*	Less than 1% of our outstanding shares of common stock.
(1)	Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Trans-India Acquisition Corporation, 300 South Wacker Drive, Suite 1000, Chicago, IL 60606.
(2)	Includes 813,331 shares held by Marillion Pharmaceuticals India Pvt. Ltd., an affiliate of Mr. Naru. Mr. Naru has disclaimed beneficial ownership of these shares.
(3)

Based on information contained in a Schedule 13G/A filed by Fir Tree, Inc., Fir Tree Recovery Master Fund, L.P. and Sapling, LLC on February 16, 2007. Sapling, LLC may direct the vote and disposition of 596,420 shares of common stock. Fir Tree Recovery Master Fund, L.P. may direct the vote and disposition of 153,580 shares of common stock. Fir Tree, Inc. has been granted investment discretion over the shares of common stock held by Sapling, LLC and Fir Tree Recovery Master Fund, L.P. The address of both Fir Tree, Inc. and Sapling, LLC is 505 Fifth Avenue, 23rd Floor, New York, New York 10017. The address of Fir Tree Recovery Master Fund, L.P. is c/o Admiral Administration Ltd., Admiral Financial Center, 5th Floor, 90 Fort Street, Box 32021 SMB, Grand Cayman, Cayman Islands.

(4)	Includes 83,333 shares held for the benefit of Craig Colmar by Business Ventures Corp., an entity controlled by Steven Colmar, who is Craig Colmar’s brother.

All of our securities outstanding prior to the effective date of our initial public offering, including the private placement units, or the pre-public offering securities, were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, and shall remain in escrow until the consummation of a business combination.

During the escrow period, the holders of the pre-public offering securities will not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but will retain all other rights as our public stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, the holders of the pre-public offering shares will not receive any portion of the liquidation proceeds with respect to securities by them prior to the consummation of our initial public offering on February 14, 2007.

Messrs. Colmar, Murthy, Naru, Olivier, Vaghul and Venkatadri are deemed to be our “promoters,” as this term is defined under the Federal securities laws.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On June 28, 2006, we issued an aggregate of 2,450,000 units, each unit consisting of one share of our common stock and one warrant to purchase a share of our common stock, to the individuals set forth below and their respective nominees for $19,600 in cash, at a purchase price of $0.008 per unit, as follows:

Name	Number of Shares	Relationship to Us
Marillion Pharmaceuticals India Pvt. Ltd.(1)	750,000	Stockholder
Business Ventures Corp.	625,000	Stockholder
Narayanan Vaghul	125,000	Chairman of the Board and Director
Bobba Venkatadri	375,000	President, Chief Executive Officer and Director
Nalluru Murthy	312,500	Executive Vice President and Director
Craig Colmar	187,500	Secretary, Treasurer and Director
Edmund Olivier	75,000	Director

(1)	An affiliate of Sarath Naru, one of our directors, through The Biotechnology Venture Fund.
(2)	An entity controlled by Steven Colmar, the brother of Craig Colmar, one of our directors and our Secretary and Treasurer. Includes 83,333 units held for the benefit of Craig Colmar.

On July 28, 2006, we issued 50,000 units, each unit consisting of one share of our common stock and one warrant to purchase a share of our common stock, to Rasheed Yar Khan, a special advisor to our board of directors, for $400 in cash, at a purchase price of $0.008 per unit.

On July 28, 2006, Marillion Pharmaceuticals India Pvt. Ltd., Business Ventures Corp., Bobba Venkatadri, our President and Chief Executive Officer and one of our directors, Nalluru Murthy, our Executive Vice President and one of our directors, and Rasheed Yar Khan entered into a subscription agreement to purchase an aggregate of 125,000 units from us at a purchase price of $8.00 per unit in a private placement that will occur immediately prior to this offering.

On November 13, 2006, Marillion Pharmaceuticals India Pvt. Ltd. and Trans-India Investors Limited entered into a subscription agreement to purchase an aggregate of 75,000 units from us at a purchase price of $8.00 per unit in a private placement that will occur immediately prior to this offering.

On January 4, 2007, each of our initial stockholders agreed to cancel the outstanding warrants held by them.

The holders of at least thirty percent of these securities will be entitled to make up to two demands that we register these securities pursuant to an agreement signed on February 14, 2007. The holders of at least thirty percent of these securities may elect to exercise these registration rights at any time after the date on which these securities are released from escrow, which is not before the consummation of a business combination. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date these securities are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Johnson and Colmar, an entity for which Craig Colmar, our Secretary and Treasurer and one of our directors, is a partner, commencing on February 8, 2007 through the acquisition of a target business, makes available to us certain administrative, technology and secretarial services, as well as the use of certain limited office space in Chicago, as we may require from time to time. We pay Johnson and Colmar $7,500 per month for these services. Mr. Colmar is a partner of Johnson and Colmar and, as a result, benefits from the transaction to the extent of his interest in this entity. However, this arrangement is solely for our benefit and is not intended to provide Mr. Colmar compensation in lieu of a salary. We believe, based on rents and fees for similar services in Chicago, Illinois that the fee charged by Johnson and Colmar is at least as favorable as we could have obtained from an unaffiliated person. However, because our directors at the time we entered into the agreement with Johnson and Colmar may not be deemed independent, we did not have the benefit of disinterested directors approving the transaction.

From our inception through February 14, 2007, our initial stockholders Marillion Pharmaceuticals India Pvt. Ltd. and Business Ventures Corp., and Edmund Olivier, one of our directors, advanced a total of $200,000 to us in loans to cover expenses related to this offering and the private placements. Such loans were repaid with 5% annual interest following our initial public offering from the proceeds of the offering.

Business Ventures Corp. is one of our initial stockholders and was a lender under the loans to cover offering expenses related to the offering and the private placements. The aggregate commitment of Business Ventures Corp. under such loan agreement and related promissory note was $161,480. In addition, Business Ventures Corp. entered into a subscription agreement with us and purchased 42,882 units in a private placement immediately prior to the consummation of our initial public offering. Business Ventures Corp. is a corporation owned solely by Steven Colmar. Craig Colmar is the brother of Steve Colmar.

Marillion Pharmaceuticals India Pvt. Ltd. is one of our initial stockholders and was a lender under the loans to cover offering expenses related to the offering and the private placements. The aggregate commitment of Marillion Pharmaceuticals India Pvt. Ltd. under such loan agreement and related promissory note was $223,600. In addition, Marillion Pharmaceuticals India Pvt. Ltd. entered into subscription agreements with us and purchased an aggregate of 63,331 units in the private placements immediately prior to the consummation of our initial public offering. Sarath Naru, one of our directors, indirectly controls Marillion Pharmaceuticals India Pvt. Ltd. In addition, Bobba Venkatadri is a consultant to an affiliated entity of Marillion Pharmaceuticals India Pvt. Ltd.

Trans-India Investors Limited entered into a subscription agreement with us and purchased 51,251 units in a private placement immediately prior to the consummation of our initial public offering. Trans-India Investors Limited is a foreign corporation owned solely by an unaffiliated person. Trans-India Investors Limited received the funding for such purchase pursuant to loans advanced from Messrs. Venkatadri, Murthy and Olivier.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board of directors or a court of competent jurisdiction if such reimbursement is challenged.

Other than the $7,500 per-month administrative fee, repayment of the management loans and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our common stock prior to this offering, or to any of their respective affiliates, prior to or with respect to the business combination.

Review, Approval or Ratification of Transactions with Related Persons

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Director Independence

Our board of directors has determined that Messrs. Vaghul, Naru and Olivier are “independent directors” as defined in the American Stock Exchange listing standards and Rule 10A-3 of the Exchange Act. The American Stock Exchange’s listing standards require that a majority of our board of directors be independent. We are relying on the initial public offering exemption with respect to such independence requirements. We intend to locate and appoint at least one additional independent director to serve on our board of directors prior to February 8, 2008.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Services

The audit committee is directly responsible for the appointment, compensation, and oversight of the performance of our independent registered public accounting firm. In addition to retaining Miller, Ellin & Company, LLP to audit our financial statements for the year ended December 31, 2006, our board of directors retained Miller, Ellin & Company, LLP to provide auditing services in connection with our initial public offering. The audit committee understands the need for Miller, Ellin & Company, LLP to maintain objectivity and independence in its audits of our financial statements. The audit committee has reviewed all services provided by Miller, Ellin & Company, LLP, including services provided in connection with the audits of our financial statements for the year ended December 31, 2006, and has concluded that the provision of such services was compatible with maintaining Miller, Ellin & Company, LLP’s independence in the conduct of its auditing functions.

The aggregate fees incurred by us for audit and non-audit services for the year ended December 31, 2006 were as follows:

Service Category	2006
Audit Fees	$12,916
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—

Total	$12,916

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit of a company’s financial statements included in the annual report on Form 10-K, for the review of a company’s financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of a company’s financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning. Included in Audit Fees are fees that were billed and unbilled for the 2006 audit and fees associated with our initial public offering. Audit fees associated with our initial public offering totaled $17,916.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

To help ensure the independence of the independent registered public accounting firm, the audit committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for us by our independent registered public accounting firm. Pursuant to this policy, all audit and non-audit services to be performed by the independent registered public accounting firm must be approved in advance by the audit committee.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements.

Reference is made to the Index to consolidated financial statements of Trans-India Acquisition Corporation under Item 8 of Part II hereof.

(2)	Financial Statement Schedule.

All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Item 8 above.

(3)	Exhibits.

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Registrant.

3.2*	Amended and Restated Bylaws of Registrant.

4.1*	Specimen of Registrant’s Unit Certificate.

4.2*	Specimen of Registrant’s Common Stock Certificate.

4.3*	Specimen of Registrant’s Warrant Certificate.

4.4*	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Registrant.

4.5*	Form of Purchase Option granted to I-Bankers Securities, Inc. and CRT Capital Group LLC.

10.1*	Form of Letter Agreement among Registrant, I-Bankers Securities, Inc. and certain stockholders of Registrant.

10.2*	Form of Letter Agreement among Registrant, I-Bankers Securities, Inc. and certain officers and directors Registrant.

10.3*	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Registrant.

10.4*	Form of Securities Escrow Agreement between Registrant, Continental Stock Transfer & Trust Company and the existing stockholders.

10.5*	Loan Agreement, dated June 17, 2006, between Marillion Pharmaceuticals India Pvt. Ltd., Business Ventures Corp., Edmund Olivier and Registrant.

10.6*	Promissory Note, dated July 17, 2006, issued to Marillion Pharmaceuticals India Pvt. Ltd.

10.7*	Promissory Note, dated July 17, 2006, issued to Business Ventures Corp.

10.8*	Promissory Note, dated July 17, 2006, issued to Edmund Olivier.

10.9*	Office Services Agreement between Registrant and Johnson and Colmar.

10.10*	Subscription Agreement, dated July 28, 2006, between Registrant and each of Marillion Pharmaceuticals India Pvt. Ltd., Business Ventures Corp., Bobba Venkatadri, Nalluru Murthy and Rasheed Yar Khan.

10.11*	Amended and restated letter agreement, dated July 28, 2006, between Rasheed Yar Khan and Registrant.

Exhibit Number	Description

10.12*	Form of Registration Rights Agreement among Registrant and the stockholders of Registrant.

10.13*	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers.

10.14*	Subscription Agreement, dated November 13, 2006, between Registrant and each of Marillion Pharmaceuticals India Pvt. Ltd. and Trans-India Investors Limited.

10.15*	Warrant Cancellation Agreement, dated January 4, 2007, among Registrant and the stockholders of Registrant.

10.16*	Letter Agreement among Registrant, I-Bankers Securities, Inc. and Bobba Venkatadri.

24.1	Power of Attorney (see Signatures page).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Charter for the Audit Committee of the Board of Directors of Registrant.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-136300), which was declared effective on February 8, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS-INDIA ACQUISITION CORPRATION

By:	/S/ BOBBA VENKATADRI
Bobba Venkatadri President and Chief Executive Officer

Date: March 30, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bobba Venkatadri and Craig Colmar, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ BOBBA VENKATADRI Bobba Venkatadri	President, Chief Executive Officer and Director (principal executive officer)	March 30, 2007

/S/ CRAIG COLMAR Craig Colmar	Treasurer, Secretary and Director (principal financial and accounting officer)	March 30, 2007

/S/ NALLURU MURTHY Nalluru Murthy	Executive Vice President and Director	March 30, 2007

/S/ NARAYANAN VAGHUL Narayanan Vaghul	Chairman of the Board and Director	March 30, 2007

/S/ EDMUND OLIVIER Edmund Olivier	Director	March 29, 2006

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Registrant.

3.2*	Amended and Restated Bylaws of Registrant.

4.1*	Specimen of Registrant’s Unit Certificate.

4.2*	Specimen of Registrant’s Common Stock Certificate.

4.3*	Specimen of Registrant’s Warrant Certificate.

4.4*	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Registrant.

4.5*	Form of Purchase Option granted to I-Bankers Securities, Inc. and CRT Capital Group LLC.

10.1*	Form of Letter Agreement among Registrant, I-Bankers Securities, Inc. and certain stockholders of Registrant.

10.2*	Form of Letter Agreement among Registrant, I-Bankers Securities, Inc. and certain officers and directors Registrant.

10.3*	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Registrant.

10.4*	Form of Securities Escrow Agreement between Registrant, Continental Stock Transfer & Trust Company and the existing stockholders.

10.5*	Loan Agreement, dated June 17, 2006, between Marillion Pharmaceuticals India Pvt. Ltd., Business Ventures Corp., Edmund Olivier and Registrant.

10.6*	Promissory Note, dated July 17, 2006, issued to Marillion Pharmaceuticals India Pvt. Ltd.

10.7*	Promissory Note, dated July 17, 2006, issued to Business Ventures Corp.

10.8*	Promissory Note, dated July 17, 2006, issued to Edmund Olivier.

10.9*	Office Services Agreement between Registrant and Johnson and Colmar.

10.10*	Subscription Agreement, dated July 28, 2006, between Registrant and each of Marillion Pharmaceuticals India Pvt. Ltd., Business Ventures Corp., Bobba Venkatadri, Nalluru Murthy and Rasheed Yar Khan.

10.11*	Amended and restated letter agreement, dated July 28, 2006, between Rasheed Yar Khan and Registrant.

10.12*	Form of Registration Rights Agreement among Registrant and the stockholders of Registrant.

10.13*	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers.

10.14*	Subscription Agreement, dated November 13, 2006, between Registrant and each of Marillion Pharmaceuticals India Pvt. Ltd. and Trans-India Investors Limited.

10.15*	Warrant Cancellation Agreement, dated January 4, 2007, among Registrant and the stockholders of Registrant.

10.16*	Letter Agreement among Registrant, I-Bankers Securities, Inc. and Bobba Venkatadri.

24.1	Power of Attorney (see Signatures page).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Charter for the Audit Committee of the Board of Directors of Registrant.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-136300), which was declared effective on February 8, 2007.