Form 10-Q
period 2007-03-31
TRANS-INDIA ACQUISITION CORP
filed 2007-05-15
CIK 1370433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 14, 2007, the registrant had 14,200,000 shares of Common Stock outstanding.

TRANS-INDIA ACQUISITION CORPORATION

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS
Current assets:
Cash	$281,385	$63,044
Cash and cash equivalents held in trust account	90,225,297	—
Other deferred offering costs	—	147,040

Total assets	$90,506,682	$210,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$103,226	$4,226
Stockholder note payable	—	200,420
Deferred underwriting fees	3,680,000	—
Income tax payable	125,000	—

Total Liabilities	3,908,226	204,646

Commitments
Common Stock subject to conversion 2,873,850 and 0 shares, respectively, at conversion value	22,473,507	—

Stockholders’ Equity
Preferred stock, $.0001 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.0001 par value; authorized 50,000,000 shares; issued and outstanding 14,200,000 and 2,500,000	1,420	250
Additional paid-in capital	63,804,061	19,750
Retained earnings (deficit accumulated) during the development stage	319,468	(14,562)

Total stockholders’ equity	64,124,949	5,438

Total liabilities and stockholders’ equity	$90,506,682	$210,084

See accompanying notes to financial statements.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENTS OF INCOME

(Unaudited)

	For the period from January 1, 2007 to March 31, 2007	For the period from April 13, 2006 (inception) to March 31, 2007
Interest Income	$598,418	$598,418
Formation Costs	134,938	149,500

Income before interest expense and income taxes	463,480	448,918
Interest Expense	4,450	4,450

Income before income taxes	459,030	444,468
Income Taxes	125,000	125,000

Net Income	$334,030	$319,468

Net Income per share
- basic	$0.04	$0.10
- diluted	$0.03	$0.04

Weighted average shares outstanding
- basic	8,350,000	3,453,258
- diluted	13,061,644	8,164,902

See accompanying notes to financial statements.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period April 13, 2006 (inception) to December 31, 2006 (Audited)

and for the period of January 1, 2007 to March 31, 2007 (Unaudited)

	Common Stock		Paid-in	Retained Earnings (Deficit Accumulated)
	Shares	Par Value $0.0001 Amount	Capital in Excess of Par	During the Development Stage	Total Stockholders’ Equity
Balances April 13, 2006	—	$—	$—	$—	$—

Common stock issued	2,500,000	250	19,750	—	20,000

Net loss	—	—	—	(14,562)	(14,562)

Balance at December 31, 2006	2,500,000	250	19,750	(14,562)	5,438

Issuance of common stock and warrants on February 15, 2007	11,700,000	1,170	93,598,830	—	93,600,000

Expenses of offering	—	—	(7,341,012)	—	(7,341,012)

Proceeds subject to possible conversion of 2,873,850 shares	—	—	(22,473,507)	—	(22,473,507)

Net income	—	—	—	334,030	334,030

Balance at March 31, 2007	14,200,000	$1,420	$63,804,061	$319,468	$64,124,949

See accompanying notes to financial statements.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the period from January 1, 2007 to March 31, 2007	For the period From April 13, 2006 (Inception) to March 31, 2007
Cash flows from operating activities:
Net Income	$334,030	$319,468

Adjustment to reconcile net loss to net cash provided by operating activities:
Accrued interest income in trust	(295,293)	(295,293)
Increase in accrued expenses	99,000	103,226
Increase in income tax payable	125,000	125,000

Net cash provided by operating activities	262,737	252,401

Cash flows from investing activities:
Payment to trust account	(89,930,004)	(89,930,004)

Net cash used in investing activities	(89,930,004)	(89,930,004)

Cash flows from financing activities:
Payments of notes payable	(200,420)	—
Proceeds from sale of common stock	—	20,000
Payment of costs of public offering costs	(3,513,972)	(3,661,012)
Gross proceeds from private placements	1,600,000	1,600,000
Gross proceeds from public offering	92,000,000	92,000,000

Net cash provided by financing activities	89,885,608	89,958,988

Net increase in cash	218,341	281,385

Cash, beginning of period	63,044	—

Cash, end of period	$281,385	$281,385

Supplemental Disclosures of Cash Flow Information:
Schedule of Non-cash Financing Transactions
Deferred underwriting fees and expenses	$3,680,000	$3,680,000

See accompanying notes to financial statements.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Trans-India Acquisition Corporation (the “Company”) was incorporated in Delaware on April 13, 2006 as a blank check company formed to acquire, through merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses with primary operations in India.

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on February 8, 2007. The Company completed private placements (the “Private Placements”) on February 14, 2007 and received proceeds of $1,600,000. The Company consummated the Public Offering on February 14, 2007 and received net proceeds of $88,479,772. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placements and the Public Offering (collectively the “Offerings”) (as described in Note 2), although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with a target company. As used herein, a “target business” shall include an operating business in the life sciences sector of the Indian economy and a “business combination” shall mean the acquisition by the Company of a target business.

Of the proceeds of the Offerings, $89,930,004 was deposited in a trust account (“Trust Account”) and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the Trust Account as described below. The amount in the Trust Account includes $3,680,000 of contingent underwriting discounts and expenses (the “Discount”) which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 25% or more of the outstanding stock, excluding for this purpose those persons who were stockholders prior to the Public Offering, vote against the business combination, the business combination will not be consummated. All the Company’s stockholders prior to the Public Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 2,700,000 founding shares of common stock (including the 200,000 shares issued in the Private Placements) in accordance with the vote of the majority of all other stockholders of the Company (“Public Stockholders”) with respect to any business combination. After consummation of the Company’s first business combination, these voting obligations will terminate.

With respect to the first business combination which is approved and consummated, any Public Stockholder who voted against the business combination may elect to convert his, her or its shares into cash. Accordingly, Public Stockholders holding 24.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a business combination. Such converting Public Stockholders would be entitled to receive their pro rata share of the net offering proceeds in the Trust Account calculated as of the record date for determination of stockholders entitled to vote on the proposed combination, including interest accrued thereon, net of taxes, less up to $2,300,000 of interest that may be released to the Company to fund working capital, plus the Discount and plus the proceeds of the Private Placements, computed without regard to the shares held by Initial Stockholders.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

NOTES TO FINANCIAL SATEMENTS

(Unaudited)

1. ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Operations (Continued)

In the event that the Company does not consummate a business combination within 18 months of February 14, 2007, or 24 months if certain extension criteria have been satisfied, the net proceeds held in the Trust Account will be distributed to the Company’s Public Stockholders. The Initial Stockholders have waived their rights to receive distributions upon the Company’s liquidation with respect to all shares owned by them prior to the Public Offering, including the shares acquired in the Private Placement. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units (as defined below) offered in the Public Offering, as discussed in Note 2).

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Income Per Common Share

Basic income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to the dilutive options, warrants and other potential common stock outstanding during the period.

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

Cash Concentration of Credit Risk

The Company maintains cash balances with financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses to date as a result of this policy, and management believes there is little risk of loss.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

NOTES TO FINANCIAL SATEMENTS

(Unaudited)

2. OFFERINGS

Public Offering

On February 14, 2007, the Company sold 11,500,000 Units (“Units”) (including the underwriters’ over-allotment option of 1,500,000 Units) to the public at a price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value (“Common Stock”), and one redeemable common stock purchase warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00 commencing the later of the completion of a business combination with a target business or February 8, 2008 and expiring February 8, 2012. The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the Common Stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption.

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

3. RELATED PARTY TRANSACTION

The Company has agreed to pay an affiliate of one of the Initial Stockholders an administrative fee of $7,500 per month for office space and general and administrative services from February 8, 2007 through the consummation of a business combination. The Company paid an administrative fee of $7,500 during the quarter ended March 31, 2007.

4. NOTES PAYABLE TO STOCKHOLDERS AND MANAGEMENT

The Company entered into a loan agreement with certain stockholders and members of management to borrow up to $400,000 by issuing unsecured promissory notes to cover expenses related to the Offerings. The notes bear interest at the rate of 5% per annum and are payable on March 1, 2007. As of February 15, 2007, the Company borrowed $204,870 under the notes, including accrued interest of $4,450. On February 27, 2007, the Company repaid the notes in full.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

NOTES TO FINANCIAL SATEMENTS

(Unaudited)

5. COMMITMENTS AND CONTINGENCIES

The Company, on February 14, 2007, sold to the representatives of the underwriters, for an aggregate of $100, an option to purchase up to a total of 500,000 Units. The Units issuable upon exercise of this option are identical to those sold in Public Offer, except the Unit price is 125% of the price of the Units sold in the Public Offering. This option is exercisable at $10.00 per Unit commencing on the later of the consummation of a business combination or one year from February 8, 2007 and expires on February 8, 2012. The option and the 500,000 Units, the 500,000 shares of Common Stock and the 500,000 warrants that are a part of such units, and the 500,000 shares of Common Stock underlying such Warrants, have been deemed compensation by the National Association of Securities Dealers (“NASD”) and are therefore subject to a 180-day lock-up pursuant to Rule 27110(g)(l) of the NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following February 8, 2007. However, the option may be transferred to any underwriter and selected dealer who participated in the Public Offering and their bona fide officers or partners. The Company will account for this purchase option as a cost of raising capital and will include the instrument as equity in our financial statements. Accordingly, there will be no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has estimated that the fair value of the purchase option on the date of sale is approximately $5.89 per Unit, using an expected life of five (5) years, volatility of 100%, and a risk-free rate of 5%. However, because the Company’s Units did not have a trading history, the volatility assumption was based on information of comparable companies. Although an expected life of five years was used in the calculation, if the Company does not consummate a business combination within the prescribed time period and it liquidates, the option will become worthless.

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

6. COMMON STOCK RESERVED FOR ISSUANCE

At March 31, 2007, 11,700,000 shares of common stock were reserved for issuance upon exercise of redeemable Warrants.

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

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

NOTES TO FINANCIAL SATEMENTS

(Unaudited)

9. PER SHARE INFORMATION

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of Common Shares and dilutive Common Share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Statements of Income.

The following table sets forth the computation of basic and diluted per share information:

	Three months ended March 31, 2007	For the period from April 13, 2006 (inception) to March 31, 2007
Numerator:
Net Income	$334,030	$319,468

Denominator:
Weighted-average common shares outstanding	8,350,000	3,453,258
Dilutive effect of warrants	4,711,644	4,711,644
Weighted-average common shares outstanding, assuming dilution	13,061,644	8,164,902

Net Income Per Share:
Basic	$0.04	$0.10
Diluted	$0.03	$0.04

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, the statements regarding: our ability to complete a business combination with one or more target businesses; our potential inability to obtain additional financing to complete a business combination; liquidation if no business combination occurs; potential change in control if we acquire one or more target businesses for stock; interest to be earned on the trust account; uses of our working capital; and risks associated with operations in India. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release the results of any revision to any such forward-looking statement, except as may otherwise be required by law.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006, and the unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q.

Overview

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

We have neither engaged in any operations nor generated any revenues through February 14, 2007, the date we consummated our initial public offering. Our entire activity since inception through February 14, 2007 has been related to our formation and our initial public offering. Since February 14, 2007, we have been searching for prospective target businesses to acquire. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt, or a combination of cash, capital stock and debt, in effecting a business combination. If we are unable to locate a suitable target business by August 14, 2008 (or February 14, 2009 if a letter of intent, agreement in principle or a definitive agreement has been executed by August 14, 2008), we will be required to dissolve and liquidate.

Liquidity and Capital Resources

We generated gross proceeds of $93,600,000 from the sale of the units in the initial public offering and the private placements. After deducting the underwriting discounts and commissions, non-accountable expense allowance and the offering expenses, the total net proceeds to us from the offering (including the underwriters’ over-allotment option) were $86,410,240, of which $86,250,000 was deposited into a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, and the remaining proceeds of $160,240 became available to be used by us to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, $3,680,000, representing the deferred underwriting discounts and commissions and non-accountable expenses, were deposited into the trust account for a total of $89,930,000 deposited into the trust account (or $7.82 per unit sold in the public offering). The amounts deposited into the trust account remain on deposit in the trust account earning interest. The funds held in the trust account, other than the deferred underwriting discounts and commissions, may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination. Up to $2,300,000 of the interest earned on the trust account, net of taxes, may be released to us to fund our working capital requirements. Upon the consummation of a business combination, we will pay the deferred underwriting discounts and commissions held in the trust account to the underwriters. Any amounts not paid as consideration to the sellers of the target business or to the underwriters as deferred underwriting discounts and commissions may be used to finance the operations of the target business.

We will be using the funds not held in trust together with interest released to us from the trust account from time to time for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our cash requirements are expected to change based on the timing, nature and outcome of our intended business combination.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate through February 14, 2009, assuming that a business combination is not consummated during that time. Over this time period, we anticipate approximately $425,000 of expenses for legal, accounting and other expenses attendant to the structuring and negotiating of a business combination and preparation and filing of the related proxy statement, approximately $180,000 for office space and administrative services and support payable to an affiliated entity ($7,500 per month for 24 months), $150,000 for legal fees related to our initial public offering not payable at the closing ($25,000 per month for six months), $325,000 for due diligence investigations of prospective target businesses, $350,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $375,000 for general working capital that will be used for miscellaneous expenses, reserves and director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

Results of Operations for the Three Months Ended March 31, 2007

For the three months ended March 31, 2007, operating costs of $134,938 consisted primarily of $61,646 in legal and other professional fees, $18,528 for office and administrative services and $9,978 in travel expenses. Interest income on the trust fund investments, including interest allocable to shares subject to possible conversion, amounted to $597,531. This resulted in net income for the three months ended March 31, 2007 of $334,030.

The following table shows the total funds held in the trust account through March 31, 2007:

Net proceeds from our initial public offering and private placements placed in trust	$86,250,004
Deferred underwriters’ discounts and expenses placed in trust	3,680,000
Total interest received to date	597,531
Less total interest disbursed to us for working capital through March 31, 2007	(302,238)
Less total taxes paid through March 31, 2007	—

Total funds held in trust account through March 31, 2007	$90,225,297

Recent Developments

During April 2007, we withdrew approximately $108,100 of interest earned on the funds held in the trust account for working capital. On April 13, 2007, we withdrew approximately $125,000 of additional interest earned on the funds held in the trust account for tax payments. As of May 8, 2007, after giving effect to our withdrawal of additional interest earned on the funds held in the trust account, approximately $90,406,280 was held in trust, of which approximately $476,276 represented unrestricted cash available to us for our activities in connection with identifying and conducting the due diligence of a suitable business combination and for general corporate matters and the payment of taxes.

Critical Accounting Policies

We have identified the following as our critical accounting policies:

Cash and cash equivalents

The company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.	Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Treasurer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Treasurer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to Trans-India Acquisition Corporation’s management, including our Chief Executive Officer and our Treasurer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

There was no change in our internal control over financial reporting that occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We registered the initial public offering of our units, common stock and warrants on a Registration Statement on Form S-1 (Registration No. 333-136300), which was declared effective on February 8, 2007. On February 14, 2007 we closed the initial public offering of our units by selling 11,500,000 units (including the underwriters’ over-allotment option of 1,500,000 units) at $8.00 per unit. On February 14, 2007, immediately prior to the closing of the initial public offering, we also closed on private placements of an additional 200,000 units at $8.00 per unit to certain members of our management team, their affiliates and our special advisor. Gross proceeds from the offering and private placements were $93,600,000. Total expenses from the offering and private placements were approximately $6,599,760, which included underwriting discounts and commissions and non-accountable expense allowance of $6,000,000, and approximately $599,760 in other offering-related expenses. Net proceeds, after deducting total expenses were $86,410,240, of which $86,250,000 was deposited into the trust account and the remaining proceeds of $160,240 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amount deposited into the trust account includes $3,680,000, representing the deferred underwriting discounts and commissions and non-accountable expenses, for a total of $89,930,000 (or $7.82 per unit sold in the public offering). The amounts deposited into the trust account remain on deposit in the trust account earning interest. Up to $2,300,000 of the interest earned on the trust account may be released to us to fund our working capital requirements. The managing underwriters of the public offering were I-Bankers Securities, Inc. and CRT Capital Group LLC.

The units sold in the private placements immediately prior to the closing of our initial public offering consisted of 125,000 units to certain of our officers and directors and their affiliates and our special advisor, for an aggregate purchase price of $1,000,000, sold in reliance on the exemption from registration pursuant to Rule 506 of Regulation D under the

Securities Act, and 75,000 units to Marillion Pharmaceuticals India Pvt. Ltd. and Trans-India Investors Limited, for an aggregate purchase price of $600,000, sold in reliance on the exemption from registration pursuant to Rule 903 of Regulation S under the Securities Act. Each private placement unit was sold at $8.00 and consisted of one share of common stock and a warrant to purchase one share of common stock, exercisable at $5.00 per share. No underwriting discounts or commissions were paid with respect to such sales.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Registrant.

3.2*	Amended and Restated Bylaws of Registrant.

4.1*	Specimen of Registrant’s Unit Certificate.

4.2*	Specimen of Registrant’s Common Stock Certificate.

4.3*	Specimen of Registrant’s Warrant Certificate.

4.4*	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Registrant.

4.5*	Form of Purchase Option granted to I-Bankers Securities, Inc. and CRT Capital Group LLC.

10.1*	Form of Letter Agreement among Registrant, I-Bankers Securities, Inc. and certain stockholders of Registrant.

10.2*	Form of Letter Agreement among Registrant, I-Bankers Securities, Inc. and certain officers and directors Registrant.

10.3*	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Registrant.

10.4*	Form of Securities Escrow Agreement between Registrant, Continental Stock Transfer & Trust Company and the existing stockholders.

10.5*	Loan Agreement, dated June 17, 2006, between Marillion Pharmaceuticals India Pvt. Ltd., Business Ventures Corp., Edmund Olivier and Registrant.

10.6*	Promissory Note, dated July 17, 2006, issued to Marillion Pharmaceuticals India Pvt. Ltd.

10.7*	Promissory Note, dated July 17, 2006, issued to Business Ventures Corp.

10.8*	Promissory Note, dated July 17, 2006, issued to Edmund Olivier.

10.9*	Office Services Agreement between Registrant and Johnson and Colmar.

10.10*	Subscription Agreement, dated July 28, 2006, between Registrant and each of Marillion Pharmaceuticals India Pvt. Ltd., Business Ventures Corp., Bobba Venkatadri, Nalluru Murthy and Rasheed Yar Khan.

10.11*	Amended and restated letter agreement, dated July 28, 2006, between Rasheed Yar Khan and Registrant.

10.12*	Form of Registration Rights Agreement among Registrant and the stockholders of Registrant.

10.13*	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers.

10.14*	Subscription Agreement, dated November 13, 2006, between Registrant and each of Marillion Pharmaceuticals India Pvt. Ltd. and Trans-India Investors Limited.

10.15*	Warrant Cancellation Agreement, dated January 4, 2007, among Registrant and the stockholders of Registrant.

10.16*	Letter Agreement among Registrant, I-Bankers Securities, Inc. and Bobba Venkatadri.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-136300), which was declared effective on February 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS-INDIA ACQUISITION CORPORATION

By:	/s/ BOBBA VENKATADRI
Bobba Venkatadri
President and Chief Executive Officer

Date: May 14, 2007

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