Form 10-Q
period 2007-06-30
TRANS-INDIA ACQUISITION CORP
filed 2007-08-08
CIK 1370433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 3, 2007, the registrant had 14,200,000 shares of Common Stock outstanding.

TRANS-INDIA ACQUISITION CORPORATION

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)

ASSETS
Current Assets:
Cash	$109,502	$63,044
Accrued interest receivable	380,735	—
Prepaid expenses	47,234	—
Prepaid income taxes	200,000	—
Cash and cash equivalents held in trust account	89,930,004	—
Other deferred offering costs	—	147,040

Total assets	$90,667,475	$210,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$134,690	$4,226
Stockholder note payable	—	200,420
Deferred underwriting fees	3,680,000	—

Total liabilities	3,814,690	204,646

Commitments
Common Stock subject to conversion 2,873,850 and 0 shares, respectively, at conversion value	22,473,507	—

Stockholders’ Equity:
Preferred stock, $.0001 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.0001 par value; authorized 50,000,000 shares; issued and outstanding 14,200,000 and 2,500,000	1,420	250
Additional paid-in capital	63,606,880	19,750
Retained earnings (accumulated deficit)	770,978	(14,562)

Total stockholders’ equity	64,379,278	5,438

Total liabilities and stockholders’ equity	$90,667,475	$210,084

See accompanying notes to financial statements.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006	For the period from April 13, 2006 (inception) to June 30, 2007
Interest Income	$1,096,979	—	$1,695,397	—	$1,695,397
Administrative Costs	196,469	—	331,408	—	345,969

Income before interest expense and income taxes	900,510	—	1,363,480	—	1,349,428
Interest Expense	—	—	4,450	—	4,450

Income before income taxes	900,510	—	1,359,030	—	1,344,978
Income Taxes	449,000	—	574,000	—	574,000

Net Income	$451,510	—	$785,540	—	$770,978

Net Income per share
- basic	$0.03	$0.00	$0.07	$0.00	$0.13
- diluted	$0.02	$0.00	$0.05	$0.00	$0.07

Weighted average shares outstanding
- basic	14,200,000	2,500,000	11,291,160	2,500,000	5,892,736
- diluted	18,928,662	2,500,000	16,019,822	2,500,000	10,621,398

See accompanying notes to financial statements.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period April 13, 2006 (inception) to December 31, 2006 (Audited)

and for the period of January 1, 2007 to June 30, 2007 (Unaudited)

	Common Stock
	Shares	Par Value $0.0001 Amount	Paid-in Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity
Balances April 13, 2006	—	$—	$—	$—	$—

Common stock issued	2,500,000	250	19,750	—	20,000

Net loss	—	—	—	(14,562)	(14,562)

Balance at December 31, 2006	2,500,000	250	19,750	(14,562)	5,438
Issuance of common stock and warrants on February 15, 2007	11,700,000	1,170	93,598,830	—	93,600,000
Expenses of offering	—	—	(7,538,193)	—	(7,538,193)
Proceeds subject to possible conversion of 2,873,850 shares	—	—	(22,473,507)	—	(22,473,507)
Net income	—	—	—	785,540	785,540

Balance at June 30, 2007	14,200,000	$1,420	$63,606,880	$770,978	$64,379,278

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the period from January 1, 2007 to June 30, 2007	For the period from April 13, 2006 (inception) to June 30, 2006	For the period From April 13, 2006 (inception) to June 30, 2007
Cash flows from operating activities:
Net Income	$785,540	—	$769,760
Adjustment to reconcile net loss to net cash provided by operating activities:
Accounts Receivable	(380,735)	—	(380,735)
Prepaid Expenses	(47,234)	—	(47,234)
Prepaid Income Taxes	(200,000)	—	(200,000)
Accounts Payable	134,690	—	135,908

Net cash provided by operating activities	292,261	—	277,699

Cash flows from investing activities:
Payment to trust account	(89,930,004)	—	(89,930,004)

Net cash used in investing activities	(89,930,004)	—	(89,930,004)

Cash flows from financing activities:
Payments of notes payable	(200,420)	—	(200,420)
Proceeds from sale of common stock	—	20,000	20,000
Payment of costs of public offering costs	(3,715,379)	—	(3,715,379)
Gross proceeds from private placements	1,600,000	—	1,600,000
Gross proceeds from public offering	92,000,000	—	92,000,000

Net cash provided by financing activities	89,684,201	20,000	89,704,201

Net increase in cash	46,458	20,000	109,502

Cash, beginning of period	63,044	—	—

Cash, end of period	$109,502	$20,000	$109,502

Supplemental Disclosures of Cash Flow Information:
Schedule of Non-cash Financing Transactions
Deferred underwriting fees and expenses	$3,680,000	—	$3,680,000

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

The Company has agreed to pay an affiliate of one of the Initial Stockholders an administrative fee of $7,500 per month for office space and general and administrative services from February 8, 2007 through the consummation of a business combination. At June 30, 2007, an aggregate of $33,750 has been paid.

4.	NOTES PAYABLE TO STOCKHOLDERS AND MANAGEMENT

The Company entered into a loan agreement with certain stockholders and members of management to borrow up to $400,000 by issuing unsecured promissory notes to cover expenses related to the Offerings. The notes bore interest at the rate of 5% per annum. The Company borrowed $204,870 under the notes, including accrued interest of $4,450. On February 27, 2007, the Company repaid the notes in full.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

5.	COMMITMENTS AND CONTINGENCIES

Consultants

On April 14, 2007, the Company entered into an agreement with Avendus Advisors Pvt. Ltd. to provide finance and acquisition advisory services to the Company. The agreement expires on the earlier of 12 months from its effective date or the date on which the Company concludes an acquisition, subject to extension for another 6 months upon mutual agreement. The agreement requires the Company to pay to Avendus a retainer of approximately $20,000 upon the Company’s presentation of a term sheet for the acquisition of a target company generated by Avendus, and a success fee on the closing of the Company’s acquisition of or investment in a target company generated by Avendus on a sliding fee scale depending on the size of the acquisition or investment, subject to a maximum of 1.5% of the transaction’s value. Only one retainer payment is payable regardless of the number of term sheets presented. In addition, the Company is required to pay Avendus’s reasonable out-of-pocket costs incurred in its engagement on behalf of the Company. On April 18, 2007, the Company also entered into an agreement with Ernst & Young Pvt. Ltd. to provide finance and acquisition advisory services to the Company. The agreement expires on the later of 12 months from its effective date or the date on which the Company concludes an acquisition, subject to automatic 6-month extensions unless terminated by either party. The agreement requires the Company to pay to Ernst & Young a retainer of approximately $20,000 upon the Company’s presentation of a term sheet for the acquisition of a target company generated by Ernst & Young, and a success fee on the closing of the Company’s acquisition of or investment in a target company generated by Ernst & Young on a sliding fee scale depending on the size of the acquisition or investment, with a maximum of 1.5% of the transaction’s value. Only one retainer payment is payable regardless of the number of term sheets presented. In addition, the Company is required to pay Ernst & Young’s reasonable out-of-pocket costs incurred in its engagement on behalf of the Company. The Ernst & Young and Avendus agreements delegate to each company an exclusive group of potential target companies within specified industry segments/sectors. However, due to the possibility that a potential acquisition target could belong to both the Ernst & Young and the Avendus exclusive groups, both agreements contain provisions for sharing of fees in the event the Company acquires or invests in a target generated by both Ernst & Young and Avendus. In that case, the Company will be liable for the payment of only one success fee in aggregate to be paid to both Ernst & Young and Avendus.

Option to Purchase Units

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

Potential Commission to Purchase Warrants

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

Operating Lease

On June 12, 2007, the Company entered into a lease for 4,580 square feet of office space in Hyberdad, India for the period beginning August 1, 2007 through July 31, 2009. Rent under the lease is at a rate of 206,100 Indian rupees per month (or $5,110 per month at the current exchange rate).

6.	COMMON STOCK RESERVED FOR ISSUANCE

At June 30, 2007, 11,700,000 shares of common stock were reserved for issuance upon exercise of redeemable Warrants.

7.	PREFERRED STOCK

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

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of Common Shares and dilutive Common Share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Statements of Income.

The following table sets forth the computation of basic and diluted per share information:

	Three months ended June 30, 2007	Six months ended June 30, 2007	For the period from April 13, 2006 (inception) to June 30, 2007
Numerator:
Net Income	$451,510	$785,540	$770,978

Denominator:
Weighted-average common shares outstanding	14,200,000	11,291,160	5,892,736
Dilutive effect of warrants	4,728,662	4,728,662	4,728,662
Weighted-average common shares outstanding, assuming dilution	18,928,662	16,019,822	10,621,398

Net Income Per Share:
Basic	$0.03	$0.07	$0.13
Diluted	$0.02	$0.05	$0.07

10.	INCOME TAX

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of January 1, 2007. The evaluation was performed for the tax years ended December 31, 2006, which remain subject to examination for Federal and state purposes as of June 30, 2007.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses.

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

As of June 30, 2007, we had cash not held in the trust account of $109,502. We will generate interest income on our cash outside of the trust account which can also be used to pay part of our costs and expenses. We will be using the funds not held in trust together with interest released to us from the trust account from time to time for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our cash requirements are expected to change based on the timing, nature and outcome of our intended business combination.

We are obligated to pay Johnson and Colmar, an affiliate of one of our directors, officers and stockholders, an administrative fee of $7,500 per month for office space and general and administrative services from February 8, 2007 through the consummation of a business combination. At June 30, 2007, an aggregate of $33,750 has been paid.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate through February 14, 2009, assuming that a business combination is not consummated during that time. Approximately $1,750,000 of working capital over this time period will be funded from the interest earned from the funds held in the trust account. Over this period, we anticipate incurring expenses for the following purposes:

•	payment of premiums associated with our directors and officers liability insurance;

•	expenses for due diligence investigations of prospective target businesses;

•	legal, accounting and other expenses relating to our SEC reporting obligations and general corporate matters;

•

legal, accounting, consulting and other expenses attendant to structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses;

•	payment for office space and administrative and support services; and

•	other miscellaneous expenses.

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

Results of Operations for the Three Months Ended June 30, 2007

For the three months ended June 30, 2007, operating costs of $196,469 consisted primarily of $37,124 for premiums associated with our directors and officers liability insurance, $84,164 in legal, accounting, consulting and other professional fees, $38,058 for management travel, $26,250 for office space and administrative and support services and $10,873 for miscellaneous expenses. Interest income on the trust fund investments, including interest allocable to shares subject to possible conversion, amounted to $1,096,979. We paid $449,000 of estimated taxes as a result of interest income earned on funds held in the trust account for the three months ended June 30, 2007. This resulted in net income for the three months ended June 30, 2007 of $451,510.

Results of Operations for the Six Months Ended June 30, 2007

For the six months ended June 30, 2007, operating costs of $331,408 consisted primarily of $106,499 for premiums associated with our directors and officers liability insurance, $120,710 in legal, accounting, consulting and other professional fees, $52,275 for management travel, $33,750 for office space and administrative and support services and $18,174 for miscellaneous expenses. Interest income on the trust fund investments, including interest allocable to shares subject to possible conversion, amounted to $1,695,397. We paid $574,000 of estimated taxes as a result of interest income earned on funds held in the trust account for the six months ended June 30, 2007. This resulted in net income for the six months ended June 30, 2007 of $785,540.

Funds Held in Trust Account

As of June 30, 2007, we had approximately $490,237 of unrestricted cash available to us (including $380,735 of interest (net of taxes) available for withdrawal from the trust) for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. The following table shows the total funds held in the trust account through June 30, 2007:

Net proceeds from our initial public offering and private placements placed in trust	$86,250,004
Deferred underwriters’ discounts and expenses placed in trust	3,680,000
Total interest received to date	1,695,397
Less total interest disbursed to us for working capital through June 30, 2007	540,662
Less total taxes paid through June 30, 2007	774,000

Total funds held in trust account through June 30, 2007	$90,310,739

Recent Developments

Since June 30, 2007, we withdrew approximately $378,106 of interest earned on the funds held in the trust account for working capital. As of July 31, 2007, after giving effect to our withdrawal of additional interest earned on the funds held in the trust account, approximately $90,268,960 was held in trust, of which approximately $291,416 represented unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Contractual Obligations

On April 14, 2007, the Company entered into an agreement with Avendus Advisors Pvt. Ltd. to provide finance and acquisition advisory services to the Company. The agreement expires on the earlier of 12 months from its effective date or the date on which the Company concludes an acquisition, subject to extension for another 6 months upon mutual agreement. The agreement requires the Company to pay to Avendus a retainer of approximately $20,000 upon the Company’s presentation of a term sheet for the acquisition of a target company generated by Avendus, and a success fee on the closing of the Company’s acquisition of or investment in a target company generated by Avendus on a sliding fee scale depending on the size of the acquisition or investment, subject to a maximum of 1.5% of the transaction’s value. Only one retainer payment is payable regardless of the number of term sheets presented. In addition, the Company is required to pay Avendus’s reasonable out-of-pocket costs incurred in its engagement on behalf of the Company. On April 18, 2007, the Company also entered into an agreement with Ernst & Young Pvt. Ltd. to provide finance and acquisition advisory services to the Company. The agreement expires on the later of 12 months from its effective date or the date on which the Company concludes an acquisition, subject to automatic 6-month extensions unless terminated by either party. The agreement requires the Company to pay to Ernst & Young a retainer of approximately $20,000 upon the Company’s presentation of a term sheet for the acquisition of a target company generated by Ernst & Young, and a success fee on the closing of the Company’s acquisition of or investment in a target company generated by Ernst & Young on a sliding fee scale depending on the size of the acquisition or investment, with a maximum of 1.5% of the transaction’s value. Only one retainer payment is payable regardless of the number of term sheets presented. In addition, the Company is required to pay Ernst & Young’s reasonable out-of-pocket costs incurred in its engagement on behalf of the Company. The Ernst & Young and Avendus agreements delegate to each company an exclusive group of potential target companies within specified industry segments/sectors. However, due to the possibility that a potential acquisition target could belong to both the Ernst & Young and the Avendus exclusive groups, both agreements contain provisions for sharing of fees in the event the Company acquires or invests in a target generated by both Ernst & Young and Avendus. In that case, the Company will be liable for the payment of only one success fee in aggregate to be paid to both Ernst & Young and Avendus.

On June 12, 2007, the Company entered into a lease for 4,580 square feet of office space in Hyberdad, India for the period beginning August 1, 2007 through July 31, 2009. Rent under the lease is at a rate of 206,100 Indian rupees per month (or $5,110 per month at the current exchange rate).

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

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to Trans-India Acquisition Corporation’s management, including our Chief Executive Officer and our Treasurer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

There was no change in our internal control over financial reporting that occurred during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 27, 2007, we used $209,320 of our general working capital to repay the notes payable to certain of our officers and directors and their affiliates advanced to cover expenses related to the offering and the private placements. The notes were repaid in full, with interest, and cancelled.

As of June 30, 2007, we have paid or incurred an aggregate of approximately $331,408 in expenses, which have been or will be paid out of the proceeds of our initial public offering not held in trust and our withdrawal of interest earned on the funds held in the trust account, for the following purposes:

•	payment of premiums associated with our directors and officers liability insurance;

•	expenses for due diligence investigations of prospective target businesses;

•	legal, accounting and other expenses relating to our SEC reporting obligations and general corporate matters;

•	payment for office space and administrative and support services; and

•	other miscellaneous expenses.

For a description of the use of proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

As of June 30, 2007, after giving effect to our initial public offering and our operations subsequent thereto, approximately $90.3 million was held in the trust account and we had $490,237 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. Since June 30, 2007, at our instruction, the trustee transferred $378,106 of interest earned on the trust account into our operating cash account to fund working capital.

Item 6.	Exhibits

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Registrant.

3.2*	Amended and Restated Bylaws of Registrant.

4.1*	Specimen of Registrant’s Unit Certificate.

4.2*	Specimen of Registrant’s Common Stock Certificate.

4.3*	Specimen of Registrant’s Warrant Certificate.

4.4*	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Registrant.

4.5*	Form of Purchase Option granted to I-Bankers Securities, Inc. and CRT Capital Group LLC.

10.1*	Form of Letter Agreement among Registrant, I-Bankers Securities, Inc. and certain stockholders of Registrant.

10.2*	Form of Letter Agreement among Registrant, I-Bankers Securities, Inc. and certain officers and directors Registrant.

10.3*	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Registrant.

10.4*	Form of Securities Escrow Agreement between Registrant, Continental Stock Transfer & Trust Company and the existing stockholders.

10.5*	Office Services Agreement between Registrant and Johnson and Colmar.

10.6*	Subscription Agreement, dated July 28, 2006, between Registrant and each of Marillion Pharmaceuticals India Pvt. Ltd., Business Ventures Corp., Bobba Venkatadri, Nalluru Murthy and Rasheed Yar Khan.

10.7*	Amended and restated letter agreement, dated July 28, 2006, between Rasheed Yar Khan and Registrant.

10.8*	Form of Registration Rights Agreement among Registrant and the stockholders of Registrant.

10.9*	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers.

10.10*	Subscription Agreement, dated November 13, 2006, between Registrant and each of Marillion Pharmaceuticals India Pvt. Ltd. and Trans-India Investors Limited.

10.11*	Letter Agreement among Registrant, I-Bankers Securities, Inc. and Bobba Venkatadri.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-136300), which was declared effective on February 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS-INDIA ACQUISITION CORPORATION

By:	/s/ CLIFF HAIGLER
Cliff Haigler
Chief Financial Officer

Date: August 7, 2007

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Registrant.

3.2*	Amended and Restated Bylaws of Registrant.

4.1*	Specimen of Registrant’s Unit Certificate.

4.2*	Specimen of Registrant’s Common Stock Certificate.

4.3*	Specimen of Registrant’s Warrant Certificate.

4.4*	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Registrant.

4.5*	Form of Purchase Option granted to I-Bankers Securities, Inc. and CRT Capital Group LLC.

10.1*	Form of Letter Agreement among Registrant, I-Bankers Securities, Inc. and certain stockholders of Registrant.

10.2*	Form of Letter Agreement among Registrant, I-Bankers Securities, Inc. and certain officers and directors Registrant.

10.3*	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Registrant.

10.4*	Form of Securities Escrow Agreement between Registrant, Continental Stock Transfer & Trust Company and the existing stockholders.

10.5*	Office Services Agreement between Registrant and Johnson and Colmar.

10.6*	Subscription Agreement, dated July 28, 2006, between Registrant and each of Marillion Pharmaceuticals India Pvt. Ltd., Business Ventures Corp., Bobba Venkatadri, Nalluru Murthy and Rasheed Yar Khan.

10.7*	Amended and restated letter agreement, dated July 28, 2006, between Rasheed Yar Khan and Registrant.

10.8*	Form of Registration Rights Agreement among Registrant and the stockholders of Registrant.

10.9*	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers.

10.10*	Subscription Agreement, dated November 13, 2006, between Registrant and each of Marillion Pharmaceuticals India Pvt. Ltd. and Trans-India Investors Limited.

10.11*	Letter Agreement among Registrant, I-Bankers Securities, Inc. and Bobba Venkatadri.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-136300), which was declared effective on February 8, 2007.