Form 10-Q
period 2007-09-30
TRANS-INDIA ACQUISITION CORP
filed 2007-10-31
CIK 1370433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 29, 2007, the registrant had 14,200,000 shares of Common Stock outstanding.

TRANS-INDIA ACQUISITION CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$775,476	$63,044
Accrued interest receivable	337,842	—
Prepaid expenses	15,432	—
Cash and cash equivalents held in trust account	89,930,004	—
Other deferred offering costs	—	147,040

Total assets	$91,058,754	$210,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,153	$4,226
Stockholder note payable	—	200,420
Deferred underwriting fees	3,680,000	—

Total liabilities	3,683,153	204,646

Commitments
Common Stock subject to conversion 2,873,850 and 0 shares, respectively, at conversion value	22,473,507	—

Stockholders’ Equity:
Preferred stock, $.0001 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.0001 par value; authorized 50,000,000 shares; issued and outstanding 14,200,000 and 2,500,000	1,420	250
Additional paid-in capital	63,606,880	19,750
Retained earnings (accumulated deficit)	1,293,794	(14,562)

Total stockholders’ equity	64,902,094	5,438

Total liabilities and stockholders’ equity	$91,058,754	$210,084

See accompanying notes to financial statements.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006	For the period from April 13, 2006 (inception) to September 30, 2007
Interest Income	$1,024,172	—	$2,720,248	—	$2,720,248
Administrative Costs	152,035	—	483,442	—	498,004

Income before interest expense and income taxes	872,137	—	2,236,806	—	2,222,244
Interest Expense	—	—	4,450	—	4,450

Income before income taxes	872,137	—	2,232,356	—	2,217,794
Income Taxes	350,000	—	924,000	—	924,000

Net Income	$522,137	—	$1,308,356	—	$1,293,794

Net Income per share
- basic	$0.04	$0.00	$0.11	$0.00	$0.18
- diluted	$0.03	$0.00	$0.08	$0.00	$0.11

Weighted average shares outstanding
- basic	14,200,000	2,500,000	12,271,429	2,500,000	7,406,139
- diluted	19,006,081	2,500,000	17,077,510	2,500,000	12,212,220

See accompanying notes to financial statements.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period April 13, 2006 (inception) to December 31, 2006 (Audited)

and for the period January 1, 2007 to September 30, 2007 (Unaudited)

	Common Stock
	Shares	Par Value $0.0001 Amount	Paid-in Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity
Balances April 13, 2006	—	$—	$—	$—	$—
Common stock issued	2,500,000	250	19,750	—	20,000
Net loss	—	—	—	(14,562)	(14,562)

Balance at December 31, 2006	2,500,000	250	19,750	(14,562)	5,438
Issuance of common stock and warrants on February 15, 2007	11,700,000	1,170	93,598,830	—	93,600,000
Expenses of offering	—	—	(7,538,193)	—	(7,538,193)
Proceeds subject to possible conversion of 2,873,850 shares	—	—	(22,473,507)	—	(22,473,507)
Net income	—	—	—	1,308,356	1,308,356

Balance at September 30, 2007	14,200,000	$1,420	$63,606,880	$1,293,794	$64,902,094

See accompanying notes to financial statements.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the period from January 1, 2007 to September 30, 2007	For the period from April 13, 2006 (inception) to September 30, 2006	For the period From April 13, 2006 (inception) to September 30, 2007
Cash flows from operating activities:
Net Income	$1,308,356	—	$1,293,794
Adjustment to reconcile net loss to net cash provided by operating activities:
Accrued Interest Receivable	(337,842)	—	(337,842)
Prepaid Expenses	(15,432)	—	(15,432)
Accounts Payable	3,153	—	3,153

Net cash provided by operating activities	958,235	—	943,673

Cash flows from investing activities:
Payment to trust account	(89,930,004)	—	(89,930,004)

Net cash used in investing activities	(89,930,004)	—	(89,930,004)

Cash flows from financing activities:
Payments of notes payable	(200,420)	—	(200,420)
Proceeds from sale of common stock	—	20,000	20,000
Payment of costs of public offering costs	(3,715,379)	—	(3,715,379)
Gross proceeds from private placements	1,600,000	—	1,600,000
Gross proceeds from public offering	92,000,000	—	92,000,000

Net cash provided by financing activities	89,684,201	20,000	89,704,201

Net increase in cash	712,432	20,000	775,476
Cash, beginning of period	63,044	—	—

Cash, end of period	$775,476	$20,000	$775,476

Supplemental Disclosures of Cash Flow Information:
Schedule of Non-cash Financing Transactions
Deferred underwriting fees and expenses	$3,680,000	—	$3,680,000

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

Of the proceeds of the Offerings, $89,930,004 was deposited in a trust account (“Trust Account”) and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the Trust Account as described below. The amount in the Trust Account includes $3,680,000 of contingent underwriting discounts and expenses (the “Discount”) which will be paid to the underwriters, together with accrued interest thereon, if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares converted for cash if a business combination is not consummated.

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

In the event that the Company does not consummate a business combination within 18 months of February 14, 2007, or 24 months if certain extension criteria have been satisfied, the net proceeds held in the Trust Account, including the Discount and accrued interest thereon, will be distributed to the Company’s Public Stockholders. The Initial Stockholders have waived their rights to receive distributions upon the Company’s liquidation with respect to all shares owned by them prior to the Public Offering, including the shares acquired in the Private Placement. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units (as defined below) offered in the Public Offering, as discussed in Note 2).

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

The Company has agreed to pay an affiliate of one of the Initial Stockholders an administrative fee of $7,500 per month for office space and general and administrative services from February 8, 2007 through the consummation of a business combination. As of September 30, 2007, an aggregate of $56,250 has been paid.

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

Operating Lease

On June 12, 2007, the Company entered into a lease for 4,580 square feet of office space in Hyberdad, India for the period beginning August 1, 2007 through July 31, 2009. Rent under the lease is at a rate of 206,100 Indian rupees per month (or $5,110 per month at the current exchange rate). Such office space is not yet available for use by the Company; therefore, the Company has not begun lease payments as of September 30, 2007.

6.	COMMON STOCK RESERVED FOR ISSUANCE

At September 30, 2007, 11,700,000 shares of common stock were reserved for issuance upon exercise of redeemable Warrants.

7.	PREFERRED STOCK

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

The following table sets forth the computation of basic and diluted per share information:

	Three months ended September 30, 2007	Nine months ended September 30, 2007	For the period from April 13, 2006 (inception) to September 30, 2007
Numerator:
Net Income	$522,137	$1,308,356	$1,293,794
Denominator:
Weighted-average common shares outstanding	14,200,000	12,271,429	7,406,139
Dilutive effect of warrants	4,806,081	5,915,986	7,225,364
Weighted-average common shares outstanding, assuming dilution	19,006,081	17,077,510	12,212,220
Net Income Per Share:
Basic	$0.04	$0.11	$0.17
Diluted	$0.03	$0.08	$0.11

10.	INCOME TAX

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

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of January 1, 2007. The evaluation was performed for the tax years ended December 31, 2006, which remain subject to examination for Federal and state purposes as of September 30, 2007.

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

Liquidity and Capital Resources

We generated gross proceeds of $93,600,000 from the sale of the units in the initial public offering and the private placements. After deducting the underwriting discounts and commissions, non-accountable expense allowance and the offering expenses, the total net proceeds to us from the offering (including the underwriters’ over-allotment option) were $86,410,240, of which $86,250,004 was deposited into a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, and the remaining proceeds of $160,240 became available to be used by us to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Up to $2,300,000 of the interest earned on the trust account, net of taxes, may be released to us to fund our working capital requirements. In addition, $3,680,000, representing the deferred underwriting discounts and commissions and non-accountable expenses, were deposited into the trust account for a total of $89,930,004 deposited into the trust account (or $7.82 per unit sold in the public offering). The amounts deposited into the trust account remain on deposit in the trust account earning interest. The funds held in the trust account, other than the deferred underwriting discounts and commissions, may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination. Upon the consummation of a business combination, we will pay the deferred underwriting discounts and commissions and accrued interest thereon held in the trust account to the underwriters. Any amounts not paid as consideration to the sellers of the target business or to the underwriters as deferred underwriting discounts and commissions may be used to finance the operations of the target business.

As of September 30, 2007, we had cash not held in the trust account of $772,323. We will generate interest income on our cash outside of the trust account which can also be used to pay part of our costs and expenses. We will be using the funds not held in trust together with interest released to us from the trust account from time to time for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our cash requirements are expected to change based on the timing, nature and outcome of our intended business combination.

We are obligated to pay Johnson and Colmar, an affiliate of one of our directors, officers and stockholders, an administrative fee of $7,500 per month for office space and general and administrative services from February 8, 2007 through the consummation of a business combination. These services include those of Haigler Investments provided to Johnson and Colmar on our behalf, and in particular Cliff Haigler who was appointed as our Chief Financial Officer on June 15, 2007. At September 30, 2007, an aggregate of $56,250 has been paid.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate through February 14, 2009, assuming that a business combination is not consummated during that time. Approximately $2,100,000 of working capital over this time period will be funded from the interest earned from the funds held in the trust account. Over this period, we anticipate incurring expenses for the following purposes:

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

Results of Operations for the Three Months Ended September 30, 2007

For the three months ended September 30, 2007, interest income on the trust account investments, including interest allocable to shares subject to possible conversion and interest from amounts not held in the trust amounted to $1,024,172, operating costs of $152,035 consisted primarily of $49,003 for management travel, $34,174 for office space and administrative and support services, $37,124 for premiums associated with our directors and officers liability insurance, $26,474 in legal, accounting, consulting and other professional fees and $5,259 for miscellaneous expenses. We paid $350,000 of estimated taxes as a result of interest income earned on funds held in the trust account for the three months ended September 30, 2007. This resulted in net income for the three months ended September 30, 2007 of $552,137.

Results of Operations for the Nine Months Ended September 30, 2007

For the nine months ended September 30, 2007, interest income on the trust account investments, including interest allocable to shares subject to possible conversion and interest from amounts not held in the trust amounted to $2,720,248, operating costs of $483,442 consisted primarily of $99,795 for management travel, $68,354 for office space and administrative and support services, $143,264 for premiums associated with our directors and officers liability insurance, $147,184 in legal, accounting and other professional fees and $24,486 for miscellaneous expenses. We paid $924,000 of estimated taxes as a result of interest income earned on funds held in the trust account for the nine months ended September 30, 2007. This resulted in net income for the nine months ended September 30, 2007 of $1,308,356.

Funds Held in Trust Account

As of September 30, 2007, we had approximately $338,092 of unrestricted cash available to us for withdrawal from the trust for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. The following table shows the total funds held in the trust account through September 30, 2007:

Net proceeds from our initial public offering and private placements placed in trust	$86,250,004
Deferred underwriters’ discounts and expenses placed in trust	3,680,000
Total interest earned to date	2,712,257
Less total interest disbursed to us for working capital through September 30, 2007	1,450,165
Less total taxes paid through September 30, 2007	924,000

Total funds held in trust account through September 30, 2007	$90,268,096

Recent Developments

Since September 30, 2007, we withdrew approximately $337,846 of interest earned on the funds held in the trust account for working capital. As of October 5, 2007, after giving effect to our withdrawal of additional interest earned on the funds held in the trust account, approximately $89,930,250 was held in trust, of which approximately $246 represented unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

On June 12, 2007, the Company entered into a lease for 4,580 square feet of office space in Hyberdad, India for the period beginning August 1, 2007 through July 31, 2009. Rent under the lease is at a rate of 206,100 Indian rupees per month (or $5,110 per month at the current exchange rate). Such office space is not yet available for use by the Company; therefore, the Company has not begun lease payments as of September 30, 2007.

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

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the trust account we may not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The net proceeds of our initial public offering not held in the trust fund and not immediately required for the purposes set forth above have been invested only in United States “government securities,” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The interest received on such investments has remained relatively consistent and given our limited risk in our exposure to U.S. Treasury Bills and such money market funds, we do not view the interest rate risk to be significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4.	Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to Trans-India Acquisition Corporation’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

There was no change in our internal control over financial reporting that occurred during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 27, 2007, we used $204,870 of our general working capital to repay the notes payable to certain of our officers and directors and their affiliates advanced to cover expenses related to the offering and the private placements. The notes were repaid in full, with interest, and cancelled.

As of September 30, 2007, we have paid or incurred an aggregate of approximately $483,442 in expenses, which have been or will be paid out of the proceeds of our initial public offering not held in trust and our withdrawal of interest earned on the funds held in the trust account, for the following purposes:

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

As of September 30, 2007, after giving effect to our initial public offering and our operations subsequent thereto, $90,268,096 was held in the trust account and we had $338,092 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. Since September 30, 2007, at our instruction, the trustee transferred $337,846 of interest earned on the trust account into our operating cash account to fund working capital.

Item 6.	Exhibits

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Registrant.

3.2*	Amended and Restated Bylaws of Registrant.

4.1*	Specimen of Registrant’s Unit Certificate.

4.2*	Specimen of Registrant’s Common Stock Certificate.

4.3*	Specimen of Registrant’s Warrant Certificate.

4.4*	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Registrant.

4.5*	Form of Purchase Option granted to I-Bankers Securities, Inc. and CRT Capital Group LLC.

10.1*	Form of Letter Agreement among Registrant, I-Bankers Securities, Inc. and certain stockholders of Registrant.

10.2*	Form of Letter Agreement among Registrant, I-Bankers Securities, Inc. and certain officers and directors Registrant.

10.3*	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Registrant.

10.4*	Form of Securities Escrow Agreement between Registrant, Continental Stock Transfer & Trust Company and the existing stockholders.

10.5*	Office Services Agreement between Registrant and Johnson and Colmar.

10.6*	Subscription Agreement, dated July 28, 2006, between Registrant and each of Marillion Pharmaceuticals India Pvt. Ltd., Business Ventures Corp., Bobba Venkatadri, Nalluru Murthy and Rasheed Yar Khan.

10.7*	Amended and restated letter agreement, dated July 28, 2006, between Rasheed Yar Khan and Registrant.

10.8*	Form of Registration Rights Agreement among Registrant and the stockholders of Registrant.

10.9*	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers.

10.10*	Subscription Agreement, dated November 13, 2006, between Registrant and each of Marillion Pharmaceuticals India Pvt. Ltd. and Trans-India Investors Limited.

10.11*	Letter Agreement, dated January 4, 2007, among Registrant, I-Bankers Securities, Inc. and Bobba Venkatadri.

10.12	Contractor Agreement, dated June 15, 2007, among Registrant, Johnson and Colmar, Haigler Investments and Cliff Haigler.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-136300), which was declared effective on February 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS-INDIA ACQUISITION CORPORATION

By:	/S/ CLIFF HAIGLER
Cliff Haigler Chief Financial Officer

Date: October 31, 2007

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Registrant.

3.2*	Amended and Restated Bylaws of Registrant.

4.1*	Specimen of Registrant’s Unit Certificate.

4.2*	Specimen of Registrant’s Common Stock Certificate.

4.3*	Specimen of Registrant’s Warrant Certificate.

4.4*	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Registrant.

4.5*	Form of Purchase Option granted to I-Bankers Securities, Inc. and CRT Capital Group LLC.

10.1*	Form of Letter Agreement among Registrant, I-Bankers Securities, Inc. and certain stockholders of Registrant.

10.2*	Form of Letter Agreement among Registrant, I-Bankers Securities, Inc. and certain officers and directors Registrant.

10.3*	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Registrant.

10.4*	Form of Securities Escrow Agreement between Registrant, Continental Stock Transfer & Trust Company and the existing stockholders.

10.5*	Office Services Agreement between Registrant and Johnson and Colmar.

10.6*	Subscription Agreement, dated July 28, 2006, between Registrant and each of Marillion Pharmaceuticals India Pvt. Ltd., Business Ventures Corp., Bobba Venkatadri, Nalluru Murthy and Rasheed Yar Khan.

10.7*	Amended and restated letter agreement, dated July 28, 2006, between Rasheed Yar Khan and Registrant.

10.8*	Form of Registration Rights Agreement among Registrant and the stockholders of Registrant.

10.9*	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers.

10.10*	Subscription Agreement, dated November 13, 2006, between Registrant and each of Marillion Pharmaceuticals India Pvt. Ltd. and Trans-India Investors Limited.

10.11*	Letter Agreement, dated January 4, 2007, among Registrant, I-Bankers Securities, Inc. and Bobba Venkatadri.

10.12	Contractor Agreement, dated June 15, 2007, among Registrant, Johnson and Colmar, Haigler Investments and Cliff Haigler.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-136300), which was declared effective on February 8, 2007.