Form 10-K
period 2007-12-31
TRANS-INDIA ACQUISITION CORP
filed 2008-02-29
CIK 1370433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act:    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large accelerated filer  ☐            Accelerated filer   ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2007: $104,796,000, calculated on the basis of the closing price of the registrant’s common stock as reported by the American Stock Exchange on such date.

As of January 31, 2008, the registrant had 14,200,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TRANS-INDIA ACQUISITION CORPORATION

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, the statements regarding: our ability to complete a business combination with one or more target businesses; success in retaining or recruiting, or changes required in, our officers, key employees or directors following a business combination; our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving a business combination; our potential inability to obtain additional financing to complete a business combination; liquidation if no business combination occurs; the addition of an independent director to our board of directors and audit committee; limited pool of prospective target businesses; our available financial resources to complete a business combination; potential change in control if we acquire one or more target businesses for stock; interest to be earned on the trust account; uses of our working capital; and risks associated with operations in India. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release the results of any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1. BUSINESS

General

We are a blank check company organized under the laws of the State of Delaware on April 13, 2006 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more target businesses with operations primarily in India. Our management will make the determination that a target business has operations primarily in India by considering the locations of the physical operations, management and other employees, the principal executive offices and other physical establishments.

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

We generated gross proceeds of $93,600,000 from the sale of the units in the initial public offering and the private placements. After deducting the underwriting discounts and commissions, non-accountable expense allowance and the offering expenses, the total net proceeds to us from the offering (including the underwriters’ over-allotment option) were $86,410,240, of which $86,250,004 was deposited into a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, and the remaining proceeds of $160,240 became available to be used by us to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Up to $2,300,000 of the interest earned on the trust account may be released to us to fund our working capital requirements. In addition, 3,680,000, representing the deferred underwriting discounts and commissions and non-accountable expenses, were deposited into the trust account for a total of $89,930,004 deposited into the trust account ($7.82 per unit sold in the offering). The amounts deposited into the trust account remain on deposit in the trust account earning interest.

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

Effecting a Business Combination

General

To date, we have evaluated target business but have not selected any target business for a business combination. We are not presently engaged in, and if a suitable target business is not identified by us prior to the prescribed liquidation of the trust account we may not engage in, any substantive commercial business. We intend to utilize cash derived from the proceeds of our initial public offering and concurrent private placements, our capital stock, debt or a combination of these in effecting a business combination involving one or more operating businesses in India. Although substantially all of the net proceeds of our initial public offering and private placements are intended to be generally applied toward effecting a business combination as described herein, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with one or more operating businesses that do not need substantial additional capital but desire to establish a public trading market for their shares, while avoiding what they may deem to be adverse consequences of undertaking a public offering itself. We believe these include certain time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, a business combination may involve one or more companies that may be financially unstable or in their early stages of development or growth. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

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

Sources of target businesses

Target business candidates have and will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community who are aware that we are seeking a business combination partner. In April 2007, we entered into agreements with Avendus Advisors Pvt. Ltd. and Ernst & Young Pvt. Ltd. to provide finance and acquisition advisory services to us, and we have agreed to compensate such advisors upon presentation to us of a term sheet for an acquisition and in the event either was the source of a business combination partner that was ultimately approved by our shareholders. Except for certain retainer fees and out-of-pocket expenses, the company is not liable for any fees or expenses to any such finders unless a business combination is consummated. On February 8, 2008, we entered into an agreement with JMP Securities LLC to act as exclusive financial advisor to us with respect to companies with headquarters or substantial operations in the United States, Canada or Europe, and we have agreed to compensate JMP Securities upon consummation of a business combination or entering into a definitive agreement for a business combination. Except for certain out-of-pocket expenses, the company is not liable for any fees or expenses to JMP Securities unless a business combination is consummated or a definitive agreement for a business combination is entered into. While we may pay fees or compensation to third parties for their efforts in introducing us to potential target business, in no event, however, will any of our existing officers, directors or stockholders, or any entity with which they are affiliated (including Ventureast APIDC, with whom our President and Chief Executive Officer is affiliated), be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination other than the $7,500 per month administrative fee to Johnson and Colmar (which includes $5,000 per month payable to Haigler Investments for provision of certain financial services and for Cliff Haigler to act as our Chief Financial Officer), reimbursable out-of-pocket expenses payable to our officers and directors, or in connection with bona fide services to be rendered to us that (i) are expressly approved by a majority of our disinterested directors, (ii) are legitimately required by us and would otherwise be provided by a third party, and (iii) all fees and compensation to be paid to any initial stockholder or its affiliate are determined on an arm’s length basis and in good faith and such fees and compensation are customarily charged by unrelated third party service providers of a similar nature. Finders’ fee arrangements and other compensation payable to such firms are often based on a percentage of the total consideration paid in an acquisition transaction, but may instead entail payment of a fixed fee. These fees or compensation frequently range from approximately 1% to 5%. Such compensation may be payable in cash or in the form of securities to be issued by us. The terms of any such arrangements, which may include payment in cash or securities or a combination thereof, will be negotiated with such persons on an arm’s length basis and disclosed to our stockholders in the proxy materials we provide in connection with any proposed business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with operations in India that has a fair market value that is at least 80% of our net assets at the time of such acquisition (exclusive of any proceeds attributable to the deferred underwriting discounts and commissions in our initial public offering), our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

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

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted into cash if the stockholder votes against the business combination and the business combination is approved and completed. Our initial stockholders will not have such conversion rights with respect to the shares of common stock owned by them prior to our initial public offering, including any private placement units acquired, but will have such rights with respect to shares purchased by them in the aftermarket. The actual per-share conversion price will be equal to the amount of net offering proceeds in the trust account, plus the net interest income earned on the trust account but excluding any net interest income earned on the amounts representing the deferred underwriting discounts and commissions and non-accountable expenses and proceeds from the private placement calculated as of the record date for determination of stockholders entitled to vote on the proposed business combination, except up to $2,300,000 of interest income that may be released to us to fund our working capital requirements, plus the deferred underwriting discounts and commissions and non-accountable expenses, plus the proceeds from the private placement units, divided by the number of shares sold in our initial public offering. Without taking into account interest earned on the net proceeds held in the trust account, the initial per-share conversion price would be $7.82 or $0.18 less than the per-unit offering price of $8.00. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. If a stockholder votes against the business combination but fails to properly exercise its conversion rights, such stockholder will not have its shares of common stock converted for its pro rata distribution of the trust account. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock for their share of the trust account still have the right to exercise any warrants they still hold.

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

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to August 14, 2008 (18 months after the consummation of our initial public offering), but are unable to complete the business combination within the 18-month period, then we will have an additional six months, until February 14, 2009, in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by the expiration of the 24-month period from the consummation of our initial public offering, we will then liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable 18-month or 24-month period.

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

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Additionally, we are subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, private equity firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by time and our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses:

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

Employees

We have three officers, one of which is also a member of our board of directors and one an independent contractor. These individuals are not obligated to devote any specific number of hours to our matters and each intends to devote only as much time as he deems necessary to our affairs. Our officers are also involved with business ventures other than our company. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We do not intend to have any full time employees prior to the consummation of a business combination.

Periodic Reporting and Financial Information

We have registered our units, common stock and warrants under the Securities Exchange Act of 1934, as amended, and have reporting obligations, including the requirement that we file annual and quarterly reports with the Securities and Exchange Commission. In accordance with the requirements of the Securities Exchange Act of 1934, our annual reports will contain financial statements audited and reported on by our independent accountants.

We will not acquire a target business if audited financial statements based on or reconciled to United States generally accepted accounting principles cannot be obtained for such target business. Additionally, our management will provide stockholders with the foregoing financial information as part of the proxy solicitation materials sent to stockholders to assist them in assessing each specific target business we seek to acquire. Our management believes that the requirement of having available financial information for the target business may limit the pool of potential target businesses available for acquisition.

We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2008. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Risks Associated with Our Business

We have received an audit opinion with an explanatory paragraph regarding our ability to continue as a going concern.

The audit report our independent registered public accounting firm issued on our audited financial statements for the fiscal year ended December 31, 2007 contains an explanatory paragraph regarding our ability to continue as a going concern. We are required to complete a business combination on or before August 14, 2008 or, if we enter into a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to August 14, 2008, on or before February 14, 2009. The possibility of such business combination not being consummated raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a development stage company with no operating results to date and very little financial resources. Therefore, our ability to begin operations is dependent upon the completion of a business combination. Since we do not have an operating history, you will have a limited basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses. As of December 31, 2007, we have no arrangements or understandings with any prospective acquisition candidates. We will not generate any revenues other than interest income until, at the earliest, after the consummation of a business combination.

Investors must rely on our management with respect to the identification and selection of a prospective target business and we cannot assure you that any such acquisition will be successful.

Although our management has broad discretion with respect to the specific application of the net proceeds, substantially all of the net proceeds of our initial public offering are intended to be applied in connection with consummating a business combination. Management has virtually unrestricted flexibility in identifying and selecting a prospective target business. Investors must therefore rely on management’s due diligence review and evaluation of potential acquisition targets. There can be no assurances that, if we complete an acquisition, such acquisition will be successful.

We will be dependent upon limited funds outside of the trust account and interest earned on the trust account released to us to fund our search for a target company and consummation of a business combination.

Of the net proceeds of our initial public offering and the concurrent private placements, only approximately $160,240 was available to us initially outside the trust account to fund our working capital requirements. We will be dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital to search for a target company and consummate a business combination. While we are entitled to receive up to a maximum of $2,300,000 of the interest earned on the trust account for such purpose, net of any income taxes, if interest rates were to decline substantially, we may not have sufficient funds available to provide us with the working capital necessary to complete a business combination. In such event, we would need to obtain additional financing, either from our management or our initial stockholders or from third parties. As of December 31, 2007, we had received an aggregate of $2,300,000 of earned interest from the trust account for working capital, and an additional $1,220,000 to pay taxes on interest income earned on the trust account. There will be no further distributions from the trust account other than any payments for income taxes. We may not be able to obtain additional financing and our initial stockholders and management are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to dissolve and liquidate prior to consummating a business combination.

Because there are numerous companies with business plans similar to ours seeking to effectuate business combinations, it may be more difficult for us to do so.

Since August 2003, based upon publicly available information as of December 31, 2007, approximately 144 similarly structured blank check companies have completed initial public offerings and are currently looking for targets, and numerous others have filed registration statements for initial public offerings. Of these companies, 42 companies have consummated a business combination, while 23 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination and 7 companies have failed to close proposed acquisitions and will be liquidated. While, like us, some of those companies have specific industries in which they must complete a business combination, a number of them may consummate a business combination in any industry they choose. Moreover, we know of 3 other blank check companies that have completed initial public offerings and seek to complete a business combination in India. None of these companies as of December 31, 2007 have consummated a business combination and only one has announced they have entered into a definitive agreement for a business combination in India. We may, therefore, be subject to competition from these and other companies seeking to consummate a business plan similar to ours, which, as a result, would increase demand for companies to combine with companies structured similarly to ours. We cannot assure you that we will be able to successfully compete for an attractive business combination, and if we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

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

As a result, distribution of our assets to our public stockholders could be subject to a considerable delay. Furthermore, we may need to postpone the stockholders’ meeting, re-solicit our stockholders, or amend our plan of dissolution and liquidation to obtain the required stockholder approval, all of which would further delay the distribution of our assets and result in increased costs. If we are not able to obtain approval from a majority of our stockholders, we will not be able to dissolve and liquidate and we will not be able to distribute funds from our trust account to holders of our common stock sold in our initial public offering and these funds will not be available for any other corporate purpose. In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for such a plan. However, we cannot assure you that our stockholders will approve our dissolution in a timely manner or will ever approve our dissolution. As a result, we cannot provide investors with assurances of a specific time frame for the liquidation and distribution. If our stockholders do not approve a plan of dissolution and liquidation and the funds remain in the trust account for an indeterminate amount of time, we may be considered to be an investment company. Please see the risk factor entitled “If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements, and our activities may be restricted, which may make it difficult for us to consummate a business combination or operate over the near term or long term in our intended manner.”

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

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Because only 65 of the 144 blank check companies that have gone public in the United States since August 2003 through December 31, 2007 have either consummated a business combination or entered into a definitive agreement for a business combination, it may indicate that there are fewer attractive target businesses available to such entities like our company or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held blank check companies like ours. In addition, since February 14, 2007, we have been seeking target businesses with which to enter into a business combination and have not yet been successful. If we are unable to consummate a business combination with a target business within the prescribed time periods, we will be forced to liquidate.

Company resources could be wasted in pursuing acquisitions that are not consummated.

The investigation of each specific target business, and we expect the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention. We could incur substantial costs for accountants, attorneys, and others payable from the funds not held in trust in connection with a business combination that is not completed and may be required to pay to the potential target business a deposit or down payment or to fund a “no shop” provision. Through December 31, 2007, of the up to $2,300,000 of interest earned on the trust account that may be released to us to fund our working capital, we have received an aggregate of $2,300,000 and have incurred an aggregate of approximately $670,000 in operating expenses. Costs incurred prior to completion of a business combination, including any for any non-refundable deposit or down payment or to fund a no shop provision, may not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons including those beyond our control such as that more than 24.99% of our stockholders vote against the transaction even if a majority of our stockholders approve the transaction. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

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

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have vendors and service providers we engage and prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or, even if they execute such agreements, that they would be prevented from bringing claims against the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us and evaluate if such engagement would be in the best interest of our stockholders. Examples of possible instances where we may engage a third party that has refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share conversion and liquidation price could be less than $7.82, plus interest on the net proceeds held in trust (net of taxes payable and $2,300,000 of interest earned on the trust account that has been released to us to fund our working capital), due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, Mr. Venkatadri has agreed that he will be personally liable to cover claims made by target acquisitions, vendors and service providers, but only if, and to the extent, the claims reduce the amounts in the trust account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor for services rendered, or products sold, to us or by a prospective target business. However, Mr. Venkatadri will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver, or as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act of 1933. Our other officers and directors have each agreed to be personally liable, severally, in accordance with their respective beneficial ownership interests in us, to ensure that the proceeds in the trust account are not reduced by the claims of various vendors and service providers for services rendered or contracted for or products sold to us, but only to the extent necessary to ensure that such loss, liability, claim, damage or expense does not reduce the amount in the trust account. However, we cannot assure you that they will be able to satisfy those obligations. Further, they will not be personally liable to pay debts and obligations to prospective target businesses, if a business combination is not consummated with such prospective target businesses, or for claims from any entity other than vendors and service providers. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share conversion and liquidation price could be less than approximately $7.82, plus interest on the net proceeds held in trust (net of taxes payable and up to $2,300,000 of interest earned on the trust account that may be released to us to fund our working capital), due to claims of such creditors.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy laws and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $7.82 per share.

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

Our current officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. Each of our officers is engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs, although we expect our officers and directors and special advisor to balance their other affairs and devote sufficient time to our affairs as they deem necessary to achieve our business objective and consummate a business combination. Mr. Venkatadri serves as part-time President to a life sciences company and part-time as a General Partner to an India fund manager, and is the only officer of the company actively employed. Mr. Colmar is a senior partner in a law firm and Mr. Haigler is the Chief Financial Officer of another public company and a principal of a private equity firm in addition to being President of a private consulting firm. Our directors and special advisor to the board of directors are all engaged in several other endeavors, including in financial, investment, advisor and principal capacities, but not as active employees in life sciences companies. For example, the agreement with our special advisor Rasheed Yar Khan acknowledges his other commitments, which include acting as a fund manager to the Saudi Economic Development Corporation. If our officers’ other business affairs require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

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

In addition, if we do not complete a business combination within 18 months of February 14, 2007, the date we consummated our initial public offering, or within 24 months after if the extension criteria have been satisfied, our certificate of incorporation (a) provides that our corporate powers will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation, and (b) requires that our board of directors within 15 days adopt a resolution finding our dissolution advisable and provide notice as soon as possible thereafter of a special meeting of stockholders to vote on our dissolution. Inasmuch as we cannot assure you that our stockholders will approve our dissolution in a timely manner or ever approve our dissolution so that we can liquidate and distribute the funds in the trust account to public stockholders, we may nevertheless be deemed to be an investment company. If we were deemed to be subject to that act, compliance with these additional regulatory burdens would require additional expense for which we have not budgeted.

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

According to a published lecture on April 27, 2005 by Shri Montek S. Ahluwalia, Deputy Chairman, Planning Commission of the High Commission of India, London, an agency of the Indian Government, India has seen major changes in economic policies over the past two decades, which will help it to perform more effectively in a globalizing world. These policy changes have included the liberalization of the extensive government controls, which existed on private investment and technology and the easing of access to foreign technology and foreign investment. In addition, the Indian government has directed the lowering of import duties, removal of quantitative restrictions on imports and the liberalization of foreign direct investment. In the 1990s a process of financial reforms began, which were aimed at introducing greater competition and tightening prudential norms in the banking sector, stock exchanges and capital market institutions and the insurance sector. These reforms were accompanied by efforts to strengthen institutions appropriate for the functioning of a market economy, including an independent judiciary and the rule of law, the prevalence of acceptable accounting standards, functioning stock exchanges and corporate practices. While the government’s policies have resulted in improved economic performance, we cannot assure you that the economic recovery will be sustained. Moreover, we cannot assure you that these economic reforms will persist, and that any newly elected government will continue the program of economic liberalization of previous governments. Any change may adversely affect Indian laws and policies with respect to foreign investment and currency exchange. Such changes in economic policies could negatively affect the general business and economic conditions in India, which could in turn affect us and our ability to achieve our business objective.

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

Following a business combination, we will be subject to India’s rules and regulations on currency conversion. In India, the Foreign Exchange Management Act, or FEMA, regulates the conversion of the Indian rupee into foreign currencies. FEMA provisions previously imposed restrictions on locally incorporated companies with foreign equity holdings in excess of 40% known as FEMA companies. Following a business combination, we will likely be a FEMA company as a result of our ownership structure. However, comprehensive amendments have been made to FEMA to add strength to the liberalizations announced in their recent economic policies. Such companies are now permitted to operate in India without any special restrictions, effectively placing them on par with domestic Indian companies. In addition, foreign exchange controls have been substantially relaxed. The Indian foreign exchange market, however, is not yet fully developed and we cannot assure you that the Indian authorities will not revert back to regulating FEMA companies. FEMA may also impose new restrictions on the convertibility of the rupee. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of India.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

We maintain our principal executive offices at 300 South Wacker Drive, Suite 1000, Chicago, Illinois, pursuant to an agreement with Johnson and Colmar, an affiliate of Craig Colmar, our Treasurer and Secretary. We pay Johnson and Colmar a monthly fee of $7,500 for general and administrative services, including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in the Chicago metropolitan area, that the fee charged by Johnson and Colmar is at least as favorable to us as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our officers, adequate for our current operations.

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

The following table sets forth, for the fiscal quarters indicated, the quarterly high and low sales prices of our units, common stock and warrants as reported on the American Stock Exchange since our units commenced public trading on February 9, 2007 and since such common stock and warrants commenced public trading on March 12, 2007.

	American Stock Exchange
	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
First Quarter ended 3/31/07	$8.40	$7.80	$7.45	$7.20	$0.80	$0.70
Second Quarter ended 6/30/07	$8.60	$7.89	$7.55	$7.23	$1.09	$0.75
Third Quarter ended 9/30/07	$8.69	$7.94	$7.56	$6.98	$1.00	$0.70
Fourth Quarter ended 12/31/07	$8.49	$7.97	$7.52	$7.36	$0.88	$0.61

Holders of Record

At January 17, 2008, there were 132 holders of record of our units, 124 holders of record of our common stock and 208 holders of record of our warrants.

Dividends

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

Securities authorized for issuance under equity compensation plans.

We do not have any securities authorized for issuance under any equity compensation plans.

Performance Graph

Not applicable as our common stock commenced public trading on March 12, 2007.

Recent Sales of Unregistered Securities

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

Use of Proceeds of Initial Public Offering

We registered the initial public offering of our units, common stock and warrants on a Registration Statement on Form S-1 (Registration No. 333-136300), which was declared effective on February 8, 2007. On February 14, 2007, we closed the initial public offering of our units by selling 11,500,000 units (including the underwriters’ over-allotment option of 1,500,000 units) at $8.00 per unit. On February 14, 2007, immediately prior to the closing of the initial public offering, we also closed on private placements of an additional 200,000 units at $8.00 per unit to certain members of our management team, their affiliates and our special advisor. Gross proceeds from the offering and private placements were $93,600,000. Total expenses from the offering and private placements were approximately $6,599,760, which included underwriting discounts and commissions and non-accountable expense allowance of $6,000,000, and approximately $599,760 in other offering-related expenses. Net proceeds, after deducting total expenses were $86,410,240, of which $86,250,000 was deposited into the trust account and the remaining proceeds of $160,240 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Up to $2,300,000 of the interest earned on the trust account may be released to us to fund our working capital requirements. In addition, 3,680,000, representing the deferred underwriting discounts and commissions and non-accountable expenses, were deposited into the trust account for a total of $89,930,004 deposited into the trust account ($7.82 per unit sold in the offering). The amounts deposited into the trust account remain on deposit in the trust account earning interest. The managing underwriters of the public offering were I-Bankers Securities, Inc. and CRT Capital Group LLC.

On February 27, 2007, we used $204,870 of our general working capital to repay the notes payable to certain of our officers and directors and their affiliates advanced to cover expenses related to the offering and the private placements. The notes were repaid in full, with interest, and cancelled.

As of December 31, 2007, we have paid or incurred an aggregate of approximately $670,000 in expenses, which have been or will be paid out of the proceeds of our initial public offering not held in trust and our withdrawal of interest earned on the funds held in the trust account, for the following purposes:

•	payment of premiums associated with our directors and officers liability insurance;

•	expenses for due diligence investigations of prospective target businesses;

•	legal, accounting and other expenses relating to our SEC reporting obligations and general corporate matters;

•	payment for office space and administrative and support services; and

•	other miscellaneous expenses.

For a description of the use of proceeds generated in our initial public offering, see Part II, Item 7 of this Annual Report on Form 10-K.

As of December 31, 2007, after giving effect to our initial public offering and our operations subsequent thereto and receipt of $2,300,000 of interest earned on the trust account to fund our working capital, $90,079,824 was held in the trust account and we had $1,490,425 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant financial data for our business and was derived from our audited financial statements. This information should be read in conjunction with our financial statements and related notes contained elsewhere in this Annual Report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” From April 13, 2006 (inception) to December 31, 2006, our efforts were limited to organizational activities.

	Year Ended December 31, 2007	Period from April 13, 2006 (inception) to December 31, 2006
Income Statement Data:
Interest income	3,686,007	—
Total expenses	669,137	14,562

Net income (loss) before provision of income taxes	3,016,870	(14,562)
Provision for income taxes	1,022,232	—

Net income (loss)	1,994,639	(14,562)

Basic earnings per share	0.16	—
Diluted earnings per share	0.11	—

Weighted average shares outstanding—basic	12,757,534	2,500,000
Weighted average shares outstanding—diluted	17,517,522	2,500,000

Balance Sheet Data:
Cash	1,490,425	63,044
Amount held in trust	90,079,824	—
Other assets	217,999	147,040

Value of common stock that may be converted for cash (2,873,850 shares at $7.82 per share)	22,510,948	—
Total stockholders’ equity	65,550,936	5,438

Total liabilities and stockholders’ equity	91,788,248	210,084

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have neither engaged in any operations nor generated any revenues through February 14, 2007, the date we consummated our initial public offering. Our entire activity since inception through February 14, 2007 has been related to our formation and our initial public offering. Since February 14, 2007, we have been in the process of identifying and evaluating targets for an initial business combination. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt, or a combination of cash, capital stock and debt, in effecting a business combination. If we are unable to locate a suitable target business by August 14, 2008 (or February 14, 2009 if a letter of intent, agreement in principle or a definitive agreement has been executed by August 14, 2008), we will be required to dissolve and liquidate.

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

As of December 31, 2007 we had received $2,300,000 of interest earned on the trust account to fund our working capital and we had cash not held in the trust account of $1,490,425. We will generate interest income on our cash outside of the trust account that can also be used to pay part of our costs and expenses. We will be using the funds not held in trust together with interest released to us from the trust account from time to time for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our cash requirements are expected to change based on the timing, nature and outcome of our intended business combination.

We are obligated to pay Johnson and Colmar, an affiliate of one of our directors, officers and stockholders, an administrative fee of $7,500 per month for office space and general and administrative services from February 8, 2007 through the consummation of a business combination. These services include those of Haigler Investments provided to Johnson and Colmar on our behalf, and in particular Cliff Haigler who was appointed as our Chief Financial Officer on June 15, 2007. At December 31, 2007, an aggregate of $78,750 has been paid or accrued.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate through February 14, 2009, assuming that a business combination is not consummated during that time. If a business combination is not consummated before such date, the company will be liquidated. Approximately $2,100,000 of working capital over this time period will be funded from the interest earned from the funds held in the trust account. Over this period, we anticipate incurring expenses for the following purposes:

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

$2,300,000 of the interest earned on the trust account, net of taxes, has been released to us to fund our working capital requirements. We intend to use these funds to cover expenses that exceed the $160,240 we initially will have available outside of the trust account. These funds will be used by us to defray our general and administrative expenses, as well as costs relating to compliance with securities laws and regulations, including associated professional fees, until a business combination is completed. We believe that this income received from the trust account will be sufficient to provide the contemplated amount of working capital.

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

•	payment of $3,680,000 of deferred underwriting discounts and commissions and non-accountable expenses plus interest thereon;

•

payment of finders’ fees to Avendus Advisors Pvt. Ltd. or Ernst & Yong Pvt. Ltd., or both, of up to an aggregate of 1.5% of the transaction value of any business combination with a target company generated by such advisors, and any other applicable finders’ fees or professional fees and costs to unaffiliated third parties;

•	payment of finders’ fees to JMP Securities LLC up to 2% of the transaction value of any business combination with a target company generated by JMP Securities LLC;

•	payment of any fees and costs we may incur in connection with any equity or debt financing relating to the business combination; and

•	funding the operations of the target business or effecting other acquisitions, as determined by our board of directors at that time.

Results of Operations for the Period April 13, 2006 (inception) to December 31, 2006

For the period ended December 31, 2006, we had no income and operating costs of $14,562.

Results of Operations for the Year Ended December 31, 2007

For the year ended December 31, 2007, interest income on the trust account investments, including interest allocable to shares subject to possible conversion and interest from amounts not held in the trust amounted to $3,686,007, operating costs of $669,137 consisted primarily of $114,955 for management travel, $117,038 for office space and administrative and support services, $168,373 for premiums associated with our directors and officers liability insurance, $153,271 in legal, accounting and other professional fees, $69,577 for acquisition related expenses and $45,924 for miscellaneous expenses. We paid $1,022,232 of estimated taxes as a result of interest income earned on funds held in the trust account for the year ended December 31, 2007. This resulted in net income for the year ended December 31, 2007 of $1,994,639.

Funds Held in Trust Account

As of December 31, 2007, we have withdrawn $2,300,000 from interest earned on the trust account, which is the maximum amount we are permitted. Of this amount, we had $1,490,425 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. There will be no more money withdrawn from the trust account other than to pay income taxes. The following table shows the total funds held in the trust account through December 31, 2007:

Net proceeds from our initial public offering and private placements placed in trust	$86,250,004
Deferred underwriters’ discounts and expenses placed in trust	3,680,000
Total interest earned to date	3,669,820
Less total interest disbursed to us for working capital through December 31, 2007	(2,300,000)
Less total taxes paid through December 31, 2007	(1,220,000)

Total funds held in trust account through December 31, 2007	$90,079,824

Off Balance Sheet Arrangements

As of December 31, 2007, we did not have any off balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$—	$—	$—	$—	$—
Long-term contractual obligations (1) (2) (3) (4)	105,000	90,000	15,000	—	—

Total	$105,000	$90,000	$15,000	$—	$—

(1)	Represents sums payable to Johnson and Colmar, an affiliate of one of officers and stockholders, for office space and general and administrative services from February 8, 2007 through the consummation of a business combination. These services include those of Haigler Investments provided to Johnson and Colmar on our behalf, and in particular Cliff Haigler who is our Chief Financial Officer.

(2)	Does not include $3,680,000 which the underwriters deposited in the trust account at Morgan Stanley maintained by Continental Stock Transfer & Trust Co. as trustee and which fees will be deferred and paid to the underwriters only upon consummation of a business combination within 18 months after February 14, 2007 (or 24 months in the event a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after February 14, 2007 and the business combination has not yet been consummated within such 18 month period). In the event a business combination is not timely completed, such funds will be forfeited by the underwriters and available for distribution upon our liquidation.

(3)	Does not include the success fee payable to Avendus Advisors Pvt. Ltd. or Ernst & Young who were engaged by us in April 2007 to provide finance and acquisition advisory services to us. A fee is payable to Avendus Advisors Pvt. Ltd. or Ernst & Young, or both, upon the closing of an acquisition of or investment in a target company generated by either or both of them on a sliding fee scale depending on the size of the acquisition or investment, with a maximum of 1.5% of the transaction’s value in aggregate. In addition, we are required to pay to Avendus or Ernst & Young $20,000 upon the execution of a term sheet with an acquisition target and reasonable out-of-pocket costs incurred by such advisors on our behalf. As of December 31, 2007, there have been no payments to such advisors except to cover out-of pocket costs.

(4)	Does not include the success fee payable to JMP Securities LLC who was engaged by us on February 8, 2008 to provide exclusive financial advisory services to us for companies with headquarters or substantial operations in the United States, Canada or Europe. A fee is payable to JMP Securities LLC upon consummation or the closing of an acquisition of or merger of the company with a target company generated by it, consummation of the company’s acquisition of a minority interest in a target company or the company’s presentation of a definitive agreement for an acquisition of a minority interest in a target company generated by JMP Securities LLC on a sliding fee scale depending on the size of the acquisition or merger, with a maximum of 2% of the transaction’s value in aggregate, subject to a minimum fee of $1,000,000. We are also required to reimburse JMP Securities LLC periodically upon its request for reasonable out-of-pocket costs incurred by JMP Securities LLC on our behalf up to a maximum of $50,000 without our prior consent.

Critical Accounting Policies

We have identified the following as our critical accounting policies:

Cash and cash equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

Recent Accounting Pronouncements

There are no recently issued, but not yet effective, accounting standards that management believes would have a material effect on the financial statements of the company if currently adopted.

Item 7A.	QUANTITATIVE AND QUALITITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	39

Balance Sheets as of December 31, 2007 and December 31, 2006	40

Statements of Operations for the year ended December 31, 2007, the period from April 13, 2006 (inception) to December 31, 2006 and the period from April 13, 2006 (inception) to December 31, 2007	41

Statements of Stockholders’ Equity for the year ended December 31, 2007, the period from April 13, 2006 (inception) to December 31, 2006 and the period from April 13, 2006 (inception) to December 31, 2007	42

Statements of Cash Flows for the year ended December 31, 2007, the period from April 13, 2006 (inception) to December 31, 2006 and the period from April 13, 2006 (inception) to December 31, 2007	43

Notes to Financial Statements	44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Trans-India Acquisition Corporation

We have audited the accompanying balance sheets of Trans-India Acquisition Corporation (a corporation in the development stage) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007, for the period from April 13, 2006 (inception) to December 31, 2006, and for the period from April 13, 2006 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trans-India Acquisition Corp. as of December 31, 2007 and 2006, and its results of operations and its cash flows for to the year ended December 31, 2007, for the period from April 13, 2006 (inception) to December 31, 2006, and for the period from April 13, 2006 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination within 18 months of the Company’s initial public offering (August 14, 2008) or 24 months of the Company’s initial public offering (by February 14, 2009) if certain extension criteria are met. The possibility of such business combination not being consummated raises substantial doubt about the Company’s ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller, Ellin & Company, LLP

New York, NY

February 4, 2008

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash	$1,490,425	$63,044
Refundable state income taxes	215,000	—
Prepaid expenses	2,999	—
Cash and cash equivalents held in trust account	90,079,824	—
Deferred offering costs	—	147,040

Total assets	$91,788,248	$210,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$46,364	$4,226
Stockholder note payable	—	200,420
Deferred underwriting fees	3,680,000	—

Total liabilities	3,726,364	204,646

Commitments
Common Stock subject to conversion 2,873,850 and 0 shares, respectively, at conversion value	22,510,948	—

Stockholders’ Equity:
Preferred stock, $.0001 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.0001 par value; authorized 50,000,000 shares; issued and outstanding 14,200,000 and 2,500,000	1,420	250
Additional paid-in capital	63,569,439	19,750
Retained earnings (accumulated deficit)	1,980,077	(14,562)

Total stockholders’ equity	65,550,936	5,438

Total liabilities and stockholders’ equity	$91,788,248	$210,084

See accompanying notes to financial statements.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2007	For the period from April 13, 2006 (inception) to December 31, 2006	For the period from April 13, 2006 (inception) to December 31, 2006
Interest Income	$3,686,007	$—	$3,686,007
Operating Costs	669,136	14,562	683,698

Income (loss) before income taxes	3,016,871	(14,562)	3,002,309
Income Taxes	1,022,232	—	1,022,232

Net Income (loss)	$1,994,639	$(14,562)	$1,980,077

Net Income per share
– basic	$0.16	$0.00	$0.23
– diluted	$0.11	$0.00	$0.12

Weighted average shares outstanding
– basic	12,757,539	2,500,000	8,453,095
– diluted	17,517,522	2,500,000	16,090,653

See accompanying notes to financial statements.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period April 13, 2006 (inception) to December 31, 2006 and for the period January 1, 2007 to December 31, 2007

	Common Stock
	Shares	Par Value $0.0001 Amount	Paid-in Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity
Balances April 13, 2006	—	$—	$—	$—	$—
Common stock issued	2,500,000	250	19,750	—	20,000
Net loss	—	—	—	(14,562)	(14,562)

Balance at December 31, 2006	2,500,000	250	19,750	(14,562)	5,438
Issuance of common stock and warrants on February 15, 2007	11,700,000	1,170	93,598,830	—	93,600,000
Expenses of offering	—	—	(7,538,193)	—	(7,538,193)
Proceeds subject to possible conversion of 2,873,850 shares	—	—	(22,510,948)	—	(22,510,948)
Net income	—	—	—	1,994,639	1,994,639

Balance at December 31, 2007	14,200,000	$1,420	$63,569,439	$1,980,077	$65,550,936

See accompanying notes to financial statements.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2007	For the period from April 13, 2006 (inception) to December 31, 2006	For the period from April 13, 2006 (inception) to December 31, 2007
Cash flows from operating activities:
Net Income (loss)	$1,994,639	$(14,562)	$1,980,077
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Refundable state income taxes	(215,000)	—	(215,000)
Prepaid expenses	(2,999)	—	(2,999)
Accounts payable and accrued expenses	46,364	—	46,364

Net cash provided by (used in) operating activities	1,823,004	(14,562)	1,808,442

Cash flows from investing activities:
Payment to trust account	(90,079,824)	—	(90,079,824)

Net cash used in investing activities	(90,079,824)	—	(90,079,824)

Cash flows from financing activities:
Payments of notes payable	(200,420)	—	(200,420)
Proceeds from sale of common stock	—	20,000	20,000
Payment of costs of public offering costs	(3,715,379)	(142,814)	(3,858,193)
Stockholder note payable		200,420	200,420
Gross proceeds from private placements	1,600,000	—	1,600,000
Gross proceeds from public offering	92,000,000	—	92,000,000

Net cash provided by financing activities	89,684,201	77,606	89,761,807

Net increase in cash	1,427,381	63,044	1,490,425
Cash, beginning of period	63,044	—	—

Cash, end of period	$1,490,425	$63,044	$1,490,425

Supplemental Disclosures of Cash Flow Information:
Schedule of Non-cash Financing Transactions
Deferred underwriting fees and expenses	$3,680,000	—	$3,680,000

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

NOTES TO FINANCIAL STATEMENTS (Continued)

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

NOTES TO FINANCIAL STATEMENTS (Continued)

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

3.    RELATED PARTY TRANSACTION

The Company has agreed to pay an affiliate of one of the Initial Stockholders an administrative fee of $7,500 per month for office space and general and administrative services from February 8, 2007 through the consummation of a business combination. As of December 31, 2007, an aggregate of $78,750 has been paid.

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

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS (Continued)

On February 8, 2008, the Company entered into an agreement with JMP Securities LLC to provide finance and advisory services to the Company. The engagement may be terminated by either the Company or JMP Securities upon thirty (30) days’ prior written notice. The agreement requires the Company to pay to JMP Securities a success fee on the consummation or the closing of the Company’s acquisition of or merger of the Company with a target company generated by JMP Securities or the consummation of the Company’s acquisition of a minority interest in a target company or upon the Company’s presentation of a definitive agreement or an agreement in principle for an acquisition of a minority interest in a target company generated by JMP Securities during the term of the agreement or at any time prior to one (1) year following its expiration or earlier termination on a sliding fee scale depending on the size of the acquisition or investment, subject to a maximum of 2% of the transaction’s value and a minimum fee of $1,000,000. In addition, the Company is required to reimburse JMP Securities’ reasonable out-of-pocket costs incurred in its engagement on behalf of the Company.

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

NOTES TO FINANCIAL STATEMENTS (Continued)

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

6.    COMMON STOCK RESERVED FOR ISSUANCE

At December 31, 2007, 11,700,000 shares of common stock were reserved for issuance upon exercise of redeemable Warrants.

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

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted per share information:

	Twelve months ended December 31, 2007	For the period from April 13, 2006 (inception) to December 31, 2006	For the period from April 13, 2006 (inception) to September 30, 2007
Numerator:
Net Income	$1,994,639	$(14,562)	$1,980,077
Denominator:
Weighted-average common shares outstanding	12,757,534	2,500,000	8,453,099
Dilutive effect of warrants	4,759,988	—	7,637,554
Weighted-average common shares outstanding, assuming dilution	17,517,522	2,500,000	16,090,653
Net Income Per Share:
Basic	$0.16	$0.00	$0.23
Diluted	$0.11	$0.00	$0.12

10.    INCOME TAX

Effective January 1, 2007, the Corporation adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Corporation’s financial statements as of January 1, 2007. The evaluation was performed for the tax year ended December 31, 2006, which remains subject to examination for Federal and state purposes as of December 31, 2007.

The Corporation’s policy is the classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses.

The components of the provision for income tax is as follows:

	For the year ended December 31, 2007	For the period from April 13, 2006 (inception) to December 31, 2006
Federal
Current	$1,022,232	$—
Deferred	—	—

	1,022,232	—

State
Current	—	—
Deferred	—	—

	$1,022,232	$—

There were no deferred tax assets or liabilities at December 31, 2007 and 2006.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A(T).	CONTROLS AND PROCEDURES

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

This Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Narayanan Vaghul	71	Chairman of the Board and Director

Bobba Venkatadri	64	President, Chief Executive Officer and Director

Cliff Haigler	52	Chief Financial Officer

Craig Colmar	55	Secretary and Treasurer

Nalluru Murthy	48	Director

Sarath Naru	50	Director

Edmund Olivier	70	Director

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

Cliff Haigler has served as our Chief Financial Officer since June 2007. Mr. Haigler is also the Chief Financial Officer of The Orchard Enterprises (NASDAQ:ORCD), a position he has held since September of 2007. Since 1995, Mr. Haigler has served as the President of Haigler Investments, a consulting services firm to various corporations in a range of industries. Also since 1995, Mr. Haigler has served as the Chief Financial Officer of Business Ventures Corp, a special situations venture capital firm. From 1995 through present, Mr. Haigler, in his capacity as President of Haigler Investments and Chief Financial Officer of Business Ventures Corp, and has worked on numerous transactions involving initial public offerings, acquisitions and consolidations. From April 2005 to April of 2006 and also the period from September 2006 through present,

Mr. Haigler served as the Chief Financial Officer of Digital Music Group, Inc (NASDAQ:DMGI). Mr. Haigler was also a co-founder of Digital Music Group, Inc. From 1996 through 2000, Mr. Haigler served as a member of the group responsible for the creation and private financing of Centerprise Advisors (now called UHY Advisors), a company formed through the combination of several private accounting and related service companies creating the thirteenth largest accounting firm in the United States. From March of 1997 though February of 1998. Mr. Haigler served as a member of the group responsible for the creation and public financing of Quanta Services, Inc. (NYSE: PWR) a company formed through the combination of several private utility infrastructure contractors. From 1985 to 1995, Mr. Haigler served as an equity securities analyst for securities broker-dealers and money management firms in Houston, Texas and Boston, Massachusetts. Mr. Haigler graduated summa cum laude with a BA degree in Finance from the University of Texas at Austin and an MBA degree from the Harvard Business School.

Nalluru Murthy has served as one of our directors since July 2006, and our Executive Vice President until February 8, 2008. Mr. Murthy is the Chief Executive Officer of ACM Business Solutions, LLC, which he founded in October 2004. ACM Business Solutions, LLC provides technology-based staffing and consulting services as well as scanning and data entry solutions. Mr. Murthy is also the principal owner of MZI Healthcare, LLC, a software provider for the independent physician associations, managed service organizations and other healthcare organizations. Mr. Murthy has been a manager of MZI Healthcare, LLC since its founding on June 10, 2005. Mr. Murthy has also been a manager of ACM Health Technologies, LLC since its founding on July 7, 2005. ACM Health Technologies, LLC provides software solutions in the healthcare sector. In addition, Mr. Murthy has been a manager of Healthcare Data Solutions, LLC since its founding on July 7, 2006. Healthcare Data Solutions, LLC provides a niche suite of products to consolidate patient healthcare information and maximize reporting tools for physicians, hospitals and utilization management departments. From October 2002 to September 2004, Mr. Murthy served as Chief Executive Officer of Metamor Enterprise Solutions, LLC, a provider of enterprise resource planning services. From October 1996 to December 1997, Mr. Murthy was Vice President of International Recruiting of Metamor Worldwide, a publicly held Houston based company. At Metamor Worldwide, Mr. Murthy established the international recruiting division, where he was instrumental in, among other things, the acquisition of a large India-based software company. In March 1991, Mr. Murthy founded On-Line Resources, Inc., a provider of computer programming consultancy services, where he served as Chief Executive Officer until September 1996, when it was acquired by Metamor Worldwide. Mr. Murthy has a BS degree in Engineering from Osmania University in India and a MS degree in Industrial Engineering from National Institute for Training in Industrial Engineering (N.I.T.I.E.) in Mumbai, India.

Craig Colmar has served as our Secretary and Treasurer since April 2006, and one of our directors until February 8, 2008. Mr. Colmar is currently an attorney at law at Johnson and Colmar, a firm focusing on business and securities law. At Johnson and Colmar, he represented clients on numerous mergers and acquisitions ranging in size from several million dollars to over four hundred million dollars, as well as numerous private and public debt and equity financings. In 1998, Mr. Colmar served as a member of the group responsible for the creation and public financing of Quanta Services, Inc., a company formed through the combination of several private utility infrastructure contractors, which is listed on the New York Stock Exchange, and in 2006, Mr. Colmar was co-founder and member of the group responsible for the creation and public offering of Digital Music Group, Inc., an Internet distributor of digital music, which is listed on NASDAQ. Mr. Colmar has a JD from Northwestern University School of Law and a BA in economics from Northwestern University. Mr. Colmar is the brother of Steve Colmar, who is the sole director and officer of Business Ventures Corp., one of our initial stockholders.

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

Edmund Olivier has served as one of our directors since July 2006. Mr. Olivier is currently a Founding General Partner of Oxford Bioscience Partners, a life-science venture capital firm which he helped form in 1993. At Oxford Bioscience Partners, Mr. Olivier has financed and managed biotechnology and healthcare venture investments for over 15 years. Mr. Olivier also serves as a director of ExonHit Therapeutics. From 1983 to 1993, Mr. Olivier was a General Partner with Fairfield Venture Partners II, LP and Stueben Partners, LP investing in life science companies. Prior to entering venture capital, Mr. Olivier was Vice President of Technology and Planning in charge of corporate research, engineering, venture capital, planning and mergers and acquisitions at Diamond Shamrock Inc. (now Valero Energy Corporation, the largest refiner in North America). From 1972 to 1980, Mr. Olivier was Corporate Vice President and General Manager of the Worldwide Scientific Products Division and Vice President, Commercial Development at Corning Incorporated where he initiated Corning’s entry into industrial biotechnology. From 1965 to 1972, Mr. Olivier held a variety of positions at Conoco Chemical Company, including Managing Director, Europe. During his career, Mr. Olivier has been Chairman, President or Director of more than twenty life sciences companies. Mr. Olivier is a Director of the South Coast Repertory Theatre and a Life Fellow and Member of the National Council of the Salk Institute. Mr. Olivier has an MBA from Harvard Graduate School of Business (High Distinction) and a BS in chemical engineering from Rice University (cum laude).

Special Advisor

We also may consult, from time to time, with certain individuals who have experience in the life sciences sector and company acquisitions, who we call our special advisors, each of whom may also be a stockholder of the company, who may assist us in our search for, and evaluation of, our target business and other matters relating to our operations. However, no compensation of any kind, including finder’s and consulting fees, other than reimbursement for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations, will be paid to any of our existing stockholders, including our special advisors, or any of their affiliates, for services rendered to us prior to or in connection with the consummation of the business combination. Our initial special advisor, who is one of our initial stockholders and has agreed to serve as special advisor without cash compensation and waived conversion and liquidation rights with respect to his shares as well as claims against the trust account, is as follows:

Rasheed Yar Khan has served as our special advisor to the board of directors since July 2006. Mr. Yar Khan has been with Saudi Economic Development Corporation (SEDCO), a leading private wealth management organization, for more than 20 years. Mr. Yar Khan is currently the Vice President of SEDCO’s Financial Investments Group where he oversees private and public equity investments with a focus on private equity investments in Asian countries. Mr. Yar Khan is also an Alternate Member of the Executive Committee of SEDCO, as well as a member of SEDCO’s Communication Committee. Mr. Yar Khan is an Advisory Committee member of Legend Partners Fund II & III, China, STIC Pioneer Fund, Korea, Ascent India Fund (Unit Trust of India). Mr. Yar Khan is also a Supervisory Committee member of The Biotechnology Venture Fund (India) and a board member of Shari’ah Committee of Alfanar Fund of Funds (United Kingdom). Mr. Yar Khan has a B. Com degree from Osmania University, Hyderabad, India.

We may identify, from time to time, additional individuals to serve as special advisors if those individuals possess a level of experience within the life sciences sectors that we believe may be beneficial to us.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to us during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2007.

Committees of the Board

The audit committee is the only standing committee of our board of directors. This committee was established effective upon completion of our initial public offering in February 2007. The current membership and the function of the audit committee is described below. From time to time, our board of directors may also create various ad hoc committees for special purposes.

Audit Committee

Our audit committee consists of Messrs. Vaghul, Naru and Murthy, each of whom is an independent director under the rules and regulations of the Securities and Exchange Commission, and Mr. Vaghul and Mr. Naru are independent under the American Stock Exchange’s listing standards. Under the American Stock Exchange’s listing standards, Mr. Murthy does not meet the independence standard due to the fact that he has served as one of our executive officers within the past three years. However, our board of directors has determined that Mr. Murthy’s membership on the audit committee is required by the best interests of the company and its stockholders and he was added as a member of the audit committee effective February 8, 2008 pursuant to Section 121B (2)(b) of the American Stock Exchange Company Guide. Mr. Murthy, who has served as one of directors since July 2006 and our Executive Vice President until February 8, 2008, is an active and important member of the leadership team of the company. We intended to add an independent director to our board of directors and audit committee by February 8, 2008, but as a special purpose acquisition corporation, we were not in a position to pay any compensation for services or issue any additional securities prior to the completion of a business combination to any such individual. We believe Mr. Murthy satisfies the requirements of independence under the American Stock Exchange’s listing requirements but for his prior role as Executive Vice President, even though he received no compensation from us, and his appointment was the only option available to us at the time to satisfy the applicable requirements. Mr. Murthy will not chair the audit committee and he will not serve on the audit committee in excess of two consecutive years.

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

Executive and Director Compensation

Prior to the formation of a compensation committee, a majority of independent directors shall determine, or recommend to the full board of directors for determination, the compensation to be paid to our officers, to the extent that our officers are entitled to receive compensation. Our management will receive no compensation until completion of a business combination.

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

•

Cliff Haigler, our Chief Financial Officer, is an independent contractor and employee of Haigler Investments who was retained directly by Johnson and Colmar to provide financial services to the company and not by us.

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

Promoters

Messrs. Colmar, Murthy, Naru, Olivier, Vaghul and Venkatadri are deemed to be our “promoters,” as this term is defined under the Federal securities laws.

Item 11. EXECUTIVE COMPENSATION

Other than Craig Colmar and Cliff Haigler, no officer or any affiliate of an officer has received any cash compensation for services rendered. Commencing on February 8, 2007 and ending upon the earlier of the acquisition of a target business and our liquidation, we began paying Johnson and Colmar, an affiliate of Mr. Colmar, a monthly fee of $7,500 for general and administrative services including office space, utilities and secretarial support. This arrangement is for our benefit and is not intended to provide Mr. Colmar, a partner of Johnson and Colmar and our Secretary and Treasurer and a member of our board of directors, with compensation in lieu of salary. We believe, based on rents and fees for similar services in the Chicago metropolitan area, that the fee charged by Johnson and Colmar is at least as favorable as we could have obtained from an unaffiliated third party. However, because our directors at the time we entered into the agreement with Johnson and Colmar may not be deemed independent, we did not have the benefit of disinterested directors approving the transaction. Commencing on June 15, 2007, Johnson and Colmar began payment Haigler Investments for provision of certain financial services to us and for Cliff Haigler to act as our Chief Financial Officer, which amounts are included in the above monthly fee of $7,500 payable by us to Johnson and Colmar.

Other than the $7,500 fee paid to Johnson and Colmar (which includes $5,000 per month payable to Haigler Investments for provision of certain financial services and for Cliff Haigler to act as our Chief Financial Officer), no compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial stockholders, including our officers, directors and special advisors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. If all of our directors are not deemed to be independent, we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Compensation Committee Interlocks and Insider Participation

Because none of our officers or directors presently receive compensation from us for their service rendered to us, we do not presently have a compensation committee. There were no interlocks or insider participation between any member of our board of directors and any member of the board of directors or compensation committee of another company.

Compensation Committee Report

None of our officers have received any compensation from us for services rendered during 2007 nor have there been any grants of stock based awards or stock options to our officers, and therefore our independent directors have not reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management for the year ended 2007.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2007 by the following individuals or groups:

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

Name and Address(1)	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding
Marillion Pharmaceuticals India Pvt. Ltd.	813,331	5.7%
Sarath Naru(2)	813,331	5.7%
Fir Tree, Inc., Fir Tree Recovery Master Fund, L.P. and Sapling, LLC(3)	750,000	5.3%
Business Ventures Corp.	667,882	4.7%
Bobba Venkatadri	375,000	2.6%
Nalluru Murthy	339,195	2.4%
Craig Colmar(4)	270,833	1.9%
Narayanan Vaghul	125,000	*
Edmund Olivier	75,000	*
Cliff Haigler(5)	30,000	*
All directors and executive officers as a group (7 persons)	2,028,359	14.3%

*	Less than 1% of our outstanding shares of common stock.

(1)	Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Trans-India Acquisition Corporation, 300 South Wacker Drive, Suite 1000, Chicago, IL 60606.

(2)	Includes 813,331 shares held by Marillion Pharmaceuticals India Pvt. Ltd., an affiliate of Mr. Naru. Mr. Naru has disclaimed beneficial ownership of these shares.

(3)

Based on information contained in a Schedule 13G/A filed by Fir Tree, Inc., Fir Tree Recovery Master Fund, L.P. and Sapling, LLC on February 16, 2007. Sapling, LLC may direct the vote and disposition of 596,420 shares of common stock. Fir Tree Recovery Master Fund, L.P. may direct the vote and disposition of 153,580 shares of common stock. Fir Tree, Inc. has been granted investment discretion over the shares of common stock held by Sapling, LLC and Fir Tree Recovery Master Fund, L.P. The address of both Fir Tree, Inc. and Sapling, LLC is 505 Fifth Avenue, 23rd Floor, New York, New York 10017. The address of Fir Tree Recovery Master Fund, L.P.is c/o Admiral Administration Ltd., Admiral Financial Center, 5th Floor, 90 Fort Street, Box 32021 SMB, Grand Cayman, Cayman Islands.

(4)	Includes 83,333 shares held for the benefit of Craig Colmar by Business Ventures Corp., an entity controlled by Steven Colmar, who is Craig Colmar’s brother.

(5)	Includes 30,000 shares held for the benefit of Cliff Haigler by Business Ventures Corp., an entity of which Mr. Haigler is Chief Financial Officer.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On June 28, 2006, we issued an aggregate of 2,450,000 units, each unit consisting of one share of our common stock and one warrant to purchase a share of our common stock, to the individuals set forth below and their respective nominees for $19,600 in cash, at a purchase price of $0.008 per unit, as follows:

Name	Number of Shares	Relationship to Us
Marillion Pharmaceuticals India Pvt. Ltd.(1)	750,000	Stockholder
Business Ventures Corp.(2)	625,000	Stockholder
Narayanan Vaghul	125,000	Chairman of the Board and Director
Bobba Venkatadri	375,000	President, Chief Executive Officer and Director
Nalluru Murthy(3)	312,500	Executive Vice President and Director
Craig Colmar(4)	187,500	Secretary, Treasurer and Director
Edmund Olivier	75,000	Director

(1)	An affiliate of Sarath Naru, one of our directors, through The Biotechnology Venture Fund.

(2)	An entity controlled by Steven Colmar, the brother of Craig Colmar, our Secretary and Treasurer. Includes 83,333 units held for the benefit of Craig Colmar.

(3)	Resigned as Executive Vice President effective February 8, 2008.

(4)	Resigned as a director effective February 8, 2008.

On July 28, 2006, we issued 50,000 units, each unit consisting of one share of our common stock and one warrant to purchase a share of our common stock, to Rasheed Yar Khan, a special advisor to our board of directors, for $400 in cash, at a purchase price of $0.008 per unit.

On July 28, 2006, Marillion Pharmaceuticals India Pvt. Ltd., Business Ventures Corp., Bobba Venkatadri, our President and Chief Executive Officer and one of our directors, Nalluru Murthy, one of our directors, and Rasheed Yar Khan entered into a subscription agreement to purchase an aggregate of 125,000 units from us at a purchase price of $8.00 per unit in a private placement that will occur immediately prior to this offering.

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

Johnson and Colmar, an entity for which Craig Colmar, our Secretary and Treasurer, is a partner, commencing on February 8, 2007 through the acquisition of a target business, makes available to us certain administrative, technology and secretarial services, as well as the use of certain limited office space in Chicago, as we may require from time to time. We pay Johnson and Colmar $7,500 per month for these services. Mr. Colmar is a partner of Johnson and Colmar and, as a result, benefits from the transaction to the extent of his interest in this entity. However, this arrangement is solely for our benefit and is not intended to provide Mr. Colmar compensation in lieu of a salary. We believe, based on rents and fees for similar services in Chicago, Illinois that the fee charged by Johnson and Colmar is at least as favorable as we could have obtained from an unaffiliated person. However, because our directors at the time we entered into the agreement with Johnson and Colmar may not be deemed independent, we did not have the benefit of disinterested directors approving the transaction.

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

On June 15, 2007, Cliff Haigler was appointed as Chief Financial Officer by the board of directors. On such date, Trans-India Acquisition Corporation, Johnson and Colmar, Haigler Investments and Mr. Haigler entered into a contractor agreement whereby Johnson and Colmar retained Haigler Investments as an independent contractor for Mr. Haigler, on behalf of Haigler Investments, to perform certain financial services and act as our

Chief Financial Officer and principal financial and accounting officer. The services performed by Haigler Investments under the contractor agreement are being paid by Johnson and Colmar pursuant to its existing office services agreement with us. Mr. Haigler will not receive any compensation directly from us for his services.

We reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board of directors or a court of competent jurisdiction if such reimbursement is challenged.

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

Director Independence

Our board of directors has determined that Messrs. Vaghul, Naru, Olivier and Murthy are “independent directors” as defined in Rule 10A-3 of the Exchange Act, and Messrs. Vaghul, Naru and Olivier are “independent directors” as defined in the American Stock Exchange listing standards. We are in compliance with the American Stock Exchange’s listing standards, which require that a majority of our board of directors be independent.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Services

The audit committee is directly responsible for the appointment, compensation, and oversight of the performance of our independent registered public accounting firm. In addition to retaining Miller, Ellin & Company, LLP to audit our financial statements for the year ended December 31, 2007, our board of directors retained Miller, Ellin & Company, LLP to provide auditing services in connection with our initial public offering. The audit committee understands the need for Miller, Ellin & Company, LLP to maintain objectivity and independence in its audits of our financial statements. The audit committee has reviewed all services provided by Miller, Ellin & Company, LLP, including services provided in connection with the audits of our financial statements for the year ended December 31, 2007, and has concluded that the provision of such services was compatible with maintaining Miller, Ellin & Company, LLP’s independence in the conduct of its auditing functions.

The aggregate fees incurred by us for audit and non-audit services for the years ended December 31, 2007 and 2006 were as follows:

Service Category	2007	2006
Audit Fees	$30,968	$12,916
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$30,968	$12,916

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit of a company’s financial statements included in the annual report on Form 10-K, for the review of a company’s financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of a company’s financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning. Included in “Audit Fees” for 2006 are fees that were billed and unbilled for the 2006 audit and fees associated with our initial public offering. Audit fees associated with our initial public offering totaled $17,916.

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

(3)	Exhibits.

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Registrant.

3.2*	Amended and Restated Bylaws of Registrant.

4.1*	Specimen of Registrant’s Unit Certificate.

4.2*	Specimen of Registrant’s Common Stock Certificate.

4.3*	Specimen of Registrant’s Warrant Certificate.

4.4*	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Registrant.

4.5*	Form of Purchase Option granted to I-Bankers Securities, Inc. and CRT Capital Group LLC.

10.1*	Form of Letter Agreement among Registrant, I-Bankers Securities, Inc. and certain stockholders of Registrant.

10.2*	Form of Letter Agreement among Registrant, I-Bankers Securities, Inc. and certain officers and directors Registrant.

10.3*	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Registrant.

10.4*	Form of Securities Escrow Agreement between Registrant, Continental Stock Transfer & Trust Company and the existing stockholders.

10.5*	Office Services Agreement, dated July 28, 2006, between Registrant and Johnson and Colmar.

10.6*	Subscription Agreement, dated July 28, 2006, between Registrant and each of Marillion Pharmaceuticals India Pvt. Ltd., Business Ventures Corp., Bobba Venkatadri, Nalluru Murthy and Rasheed Yar Khan.

10.7*	Amended and restated letter agreement, dated July 28, 2006, between Rasheed Yar Khan and Registrant.

10.8*	Form of Registration Rights Agreement among Registrant and the stockholders of Registrant.

10.9*	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers.

10.10*	Subscription Agreement, dated November 13, 2006, between Registrant and each of Marillion Pharmaceuticals India Pvt. Ltd. and Trans-India Investors Limited.

Exhibit Number	Description

10.11*	Letter Agreement, dated January 4, 2007, among Registrant, I-Bankers Securities, Inc. and Bobba Venkatadri.

10.12**	Contractor Agreement, dated June 15, 2007, among Registrant, Johnson and Colmar, Haigler Investments and Cliff Haigler.

24.1	Power of Attorney (see Signatures page).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-136300), which was declared effective on February 8, 2007.
**	Incorporated by reference from our Form 10-Q for the quarterly period ended September 30, 2007, which was filed with the SEC on October 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS-INDIA ACQUISITION CORPORATION

By:	/S/ BOBBA VENKATADRI
Bobba Venkatadri
President and Chief Executive Officer

Date: February 28, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bobba Venkatadri and Cliff Haigler, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ BOBBA VENKATADRI Bobba Venkatadri	President, Chief Executive Officer and Director (principal executive officer)	February 27, 2008

/S/ CLIFF HAIGLER Cliff Haigler	Chief Financial Officer (principal financial and accounting officer)	February 28, 2008

/S/ NARAYANAN VAGHUL Narayanan Vaghul	Chairman of the Board and Director	February 28, 2008

/S/ CRAIG COLMAR Craig Colmar	Secretary and Treasurer	February 28, 2008

/S/ NALLURU MURTHY Nalluru Murthy	Director	February 26, 2008

/S/ SARATH NARU Sarath Naru	Director	February 28, 2008

/S/ EDMUND OLIVIER Edmund Olivier	Director	February 28, 2008

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Registrant.

3.2*	Amended and Restated Bylaws of Registrant.

4.1*	Specimen of Registrant’s Unit Certificate.

4.2*	Specimen of Registrant’s Common Stock Certificate.

4.3*	Specimen of Registrant’s Warrant Certificate.

4.4*	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Registrant.

4.5*	Form of Purchase Option granted to I-Bankers Securities, Inc. and CRT Capital Group LLC.

10.1*	Form of Letter Agreement among Registrant, I-Bankers Securities, Inc. and certain stockholders of Registrant.

10.2*	Form of Letter Agreement among Registrant, I-Bankers Securities, Inc. and certain officers and directors Registrant.

10.3*	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Registrant.

10.4*	Form of Securities Escrow Agreement between Registrant, Continental Stock Transfer & Trust Company and the existing stockholders.

10.5*	Office Services Agreement, dated July 28, 2006, between Registrant and Johnson and Colmar.

10.6*	Subscription Agreement, dated July 28, 2006, between Registrant and each of Marillion Pharmaceuticals India Pvt. Ltd., Business Ventures Corp., Bobba Venkatadri, Nalluru Murthy and Rasheed Yar Khan.

10.7*	Amended and restated letter agreement, dated July 28, 2006, between Rasheed Yar Khan and Registrant.

10.8*	Form of Registration Rights Agreement among Registrant and the stockholders of Registrant.

10.9*	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers.

10.10*	Subscription Agreement, dated November 13, 2006, between Registrant and each of Marillion Pharmaceuticals India Pvt. Ltd. and Trans-India Investors Limited.

10.11*	Letter Agreement, dated January 4, 2007, among Registrant, I-Bankers Securities, Inc. and Bobba Venkatadri.

10.12**	Contractor Agreement, dated June 15, 2007, among Registrant, Johnson and Colmar, Haigler Investments and Cliff Haigler.

24.1	Power of Attorney (see Signatures page).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-136300), which was declared effective on February 8, 2007.
**	Incorporated by reference from our Form 10-Q for the quarterly period ended September 30, 2007, which was filed with the SEC on October 31, 2007.