Form 10-Q
period 2008-03-31
TRANS-INDIA ACQUISITION CORP
filed 2008-05-05
CIK 1370433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

As of May 5, 2008, the registrant had 14,200,000 shares of Common Stock outstanding.

TRANS-INDIA ACQUISITION CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$1,294,504	$1,490,425
Prepaid expenses	17,946	2,999
Prepaid taxes	252,880	215,000
Cash and cash equivalents held in trust account	90,465,429	90,079,824

Total assets	$92,030,759	$91,788,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,843	$46,364
Deferred underwriting fees	3,680,000	3,680,000

Total liabilities	3,686,843	3,726,364

Commitments
Common stock subject to conversion, 2,873,850 shares, at conversion value	22,607,311	22,510,948

Stockholders’ Equity:
Preferred stock, $.0001 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.0001 par value; authorized 50,000,000 shares; issued and outstanding 14,200,000 as of March 31, 2008 and December 31, 2007	1,420	1,420
Additional paid-in capital	63,473,076	63,569,439
Retained earnings	2,262,109	1,980,077

Total stockholders’ equity	65,736,605	65,550,936

Total liabilities and stockholders’ equity	$92,030,759	$91,788,248

See accompanying notes to financial statements.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007	For the period from April 13, 2006 (inception) to March 31, 2008
Interest Income	$814,869	$598,418	$4,500,876
Operating Costs	257,949	139,388	941,647

Income before income taxes	556,920	463,480	3,559,229
Income Taxes	274,888	125,000	1,297,120

Net Income	$282,032	$334,030	$2,262,108

Net Income per share
- basic	$0.02	$0.04	$0.25
- diluted	$0.02	$0.03	$0.14

Weighted average shares outstanding
- basic	14,200,000	8,350,000	9,213,277
- diluted	18,036,924	13,061,644	16,184,276

See accompanying notes to financial statements.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period April 13, 2006 (inception) to December 31, 2006 (Audited);

for the fiscal year ended December 31, 2007 (Audited);

and for the three months ended March 31, 2008 (Unaudited)

	Common Stock
	Shares	Par Value $0.0001 Amount	Paid-in Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity
Balance at April 13, 2006	—	$—	$—	$—	$—
Common stock issued	2,500,000	250	19,750	—	20,000
Net loss	—	—	—	(14,562)	(14,562)

Balance at December 31, 2006	2,500,000	250	19,750	(14,562)	5,438
Issuance of common stock and warrants on February 15, 2007	11,700,000	1,170	93,598,830	—	93,600,000
Expenses of offering	—	—	(7,538,193)	—	(7,538,193)
Proceeds subject to possible conversion of 2,873,850 shares	—	—	(22,510,948)	—	(22,510,948)
Net income	—	—	—	1,994,639	1,994,639

Balance at December 31, 2007	14,200,000	1,420	63,569,439	1,980,077	65,550,936
Additional commitment subject to possible conversion of 2,873,850 shares	—	—	(96,363)	—	(96,363)
Net income	—	—	—	282,032	282,032

Balance at March 31, 2008	14,200,000	$1,420	$63,473,076	$2,262,109	$65,736,605

See accompanying notes to financial statements.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007	For the period from April 13, 2006 (inception) to March 31, 2008
Cash flows from operating activities:
Net income	$282,032	$334,030	$2,262,108
Adjustment to reconcile net income to net cash provided by operating activities:
Accrued income in trust	—	(295,293)	—
Prepaid expenses	(14,947)	—	(17,946)
Prepaid taxes	(37,880)	—	(252,880)
Accounts payable	(39,521)	99,000	6,843
Income tax payable	—	125,000	—

Net cash provided by operating activities	189,684	262,737	1,998,126

Cash flows from investing activities:
Payment to trust account	(385,605)	(89,930,004)	(90,465,429)

Net cash used in investing activities	(385,605)	(89,930,004)	(90,465,429)

Cash flows from financing activities:
Payments of notes payable	—	(200,420)	(200,420)
Proceeds from sale of common stock	—	—	20,000
Payment of costs of public offering costs	—	(3,513,972)	(3,858,193)
Gross proceeds from private placements	—	1,600,000	1,600,000
Gross proceeds from public offering	—	92,000,000	92,000,000

Net cash provided by financing activities	—	89,885,608	89,761,807

Net increase in cash	(195,921)	218,341	1,294,324
Cash, beginning of period	1,490,425	63,044	—

Cash, end of period	$1,294,504	$281,385	$1,294,504

Supplemental Disclosures of Cash Flow Information:
Schedule of Non-cash Financing Transactions:
Deferred underwriting fees and expenses	$—	$3,680,000	$3,680,000

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

3. RELATED PARTY TRANSACTION

The Company has agreed to pay an affiliate of one of the Initial Stockholders an administrative fee of $7,500 per month for office space and general and administrative services from February 8, 2007 through the consummation of a business combination. As of March 31, 2008, an aggregate of $101,250 has been paid.

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

Office Services Agreement

The Company has agreed to pay an affiliate of one of the Initial Stockholders an administrative fee of $7,500 per month for office space and general and administrative services from February 8, 2007 through the consummation of a business combination. As of March 31, 2008, an aggregate of $101,250 has been paid.

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

6. COMMON STOCK RESERVED FOR ISSUANCE

At March 31, 2008, 11,700,000 shares of common stock were reserved for issuance upon exercise of redeemable Warrants.

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

The following table sets forth the computation of basic and diluted per share information:

	Three months ended March 31, 2008	Three months ended March 31, 2007	For the period from April 13, 2006 (inception) to March 31, 2008
Numerator:
Net Income	$282,032	$334,030	$2,262,108
Denominator:
Weighted-average common shares outstanding	14,200,000	8,350,000	9,213,277
Dilutive effect of warrants	3,836,924	4,711,644	6,971,227
Weighted-average common shares outstanding, assuming dilution	18,036,924	13,061,644	16,184,276
Net Income Per Share:
Basic	$0.02	$0.04	$0.25
Diluted	$0.02	$0.03	$0.14

10. SUBSEQUENT EVENT

As of March 31, 2008, the Company had withdrawn in advance $89,125 for the payment of federal income taxes, which amount was remitted to the Internal Revenue Service on April 29, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, the statements regarding: our ability to complete a business combination with one or more target businesses; our potential inability to obtain additional financing to complete a business combination; liquidation if no business combination occurs; potential change in control if we acquire one or more target businesses for stock; interest to be earned on the trust account; uses of our working capital; and risks associated with operations in India. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release the results of any revision to any such forward-looking statement, except as may otherwise be required by law.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, and the unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q.

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

As of March 31, 2008, we had cash not held in the trust account of $1,294,504. We will generate interest income on our cash outside of the trust account which can also be used to pay part of our costs and expenses. We will be using the funds not held in trust for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our cash requirements are expected to change based on the timing, nature and outcome of our intended business combination.

We are obligated to pay Johnson and Colmar, an affiliate of one of our directors, officers and stockholders, an administrative fee of $7,500 per month for office space and general and administrative services from February 8, 2007 through the consummation of a business combination. These services include those of Haigler Investments provided to Johnson and Colmar on our behalf, and in particular Cliff Haigler who was appointed as our Chief Financial Officer on June 15, 2007. At March 31, 2008, an aggregate of $101,250 has been paid.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate through February 14, 2009, assuming that a business combination is not consummated during that time. Approximately $2,300,000 of working capital over this time period has been funded from the interest earned from the funds held in the trust account. Over this period, we anticipate incurring expenses for the following purposes:

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

•	payment for administrative and support services; and

•	other miscellaneous expenses.

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

Results of Operations for the Three Months Ended March 31, 2008

For the three months ended March 31, 2008, interest income on the trust account investments, including interest allocable to shares subject to possible conversion and interest from amounts not held in the trust account amounted to $814,869, compared to $598,418 in the three month period ended March 31, 2007 as a result of more days interest accruing offset by a lower net interest rate. For the three months ended March 31, 2008, operating expenses were $257,949 compared to operating expenses of $139,388 for the three months ended March 31, 2007; However, half of the operating expenses for the period ended March 31, 2007 were formation costs. For the three months ended March 31, 2008, operating costs were $257,949 and consisted primarily of $17,644 for management travel, $33,117 for office space and administrative and support services, $37,124 for premiums associated with our directors and officers liability insurance, $39,646 in legal, accounting, consulting and other professional fees, $123,474 for miscellaneous expenses and $6,848 for acquisition expenses. We paid $274,888 of estimated income taxes as a result of interest income earned on funds held in the trust account for the three months ended March 31, 2008. This resulted in net income for the three months ended March 31, 2008 of $282,032, as compared to $334,030 for the three months ended March 31, 2007.

Funds Held in Trust Account

As of March 31, 2008, we had no amounts available to us for withdrawal from the trust account other than for income taxes. The following table shows the total funds held in the trust account through March 31, 2008:

Net proceeds from our initial public offering and private placements placed in trust	$86,250,004
Deferred underwriters’ discounts and expenses placed in trust	3,680,000
Total interest earned to date	4,474,550
Less total interest disbursed to us for working capital through March 31, 2008	2,300,000

Less total income taxes paid through March 31, 2008	1,550,000
Less additional income taxes paid after March 31, 2008	89,125

Total funds held in trust account through March 31, 2008	$90,465,429

Total number of liquidation shares	11,500,000
Trust account amount per liquidation share as of March 31, 2008	$7.87

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

Item 4T.	Controls and Procedures

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

There was no change in our internal control over financial reporting that occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2008, we have paid or incurred an aggregate of approximately $1,005,496 in expenses, which have been paid out of the proceeds of our initial public offering not held in trust and our withdrawal of interest earned on the funds held in the trust account, for the following purposes:

•	payment of premiums associated with our directors and officers liability insurance;

•	expenses for due diligence investigations of prospective target businesses;

•	legal, accounting and other expenses relating to our SEC reporting obligations and general corporate matters;

•	payment for office space and administrative and support services; and

•	other miscellaneous expenses.

In addition, we have withdrawn $1,294,504 in additional cash from the proceeds of our initial public offering not held in trust and our withdrawal of interest earned on the funds held in the trust account, which will be used for the above purposes in connection with either the liquidation of the Company or consummation of a business combination. For a description of the use of proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

As of March 31, 2008, after giving effect to our initial public offering and our operations subsequent thereto, $90,465,429 was held in the trust account (or $7.87 per unit sold in the public offering) and we had $1,294,504 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

Date: May 5, 2008

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