Form 10-K/A
period 2007-12-31
TRANS-INDIA ACQUISITION CORP
filed 2008-07-29
CIK 1370433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K (the “Original Annual Report”) for the year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2008. We are filing this Amendment in response to a comment letter received from the SEC in connection with its review of the Original Annual Report to amended the disclosure in Item 9A(T), “Controls and Procedures.” in this Amendment to modify and enhance our disclosure regarding management’s annual report on internal control over financial reporting described in Item 9A(T) and to correct an omission of certain disclosures in Exhibits 31.1 and 31.2, the certifications by the Chief Executive Officer and the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures, including the exhibits to the Original Annual Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer, our Chief Financial Officer and our Treasurer and Secretary and effected by our board of directors and management, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with United States generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. As a blank check company, management’s activities are limited to managing the company’s working capital funds outside of the trust account and related expenses associated with its efforts to identify a target business and consummate a business combination. All such transactions are approved by the board of directors and effected directly by our management according to such process and adopted policies and procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as referred to above as of December 31, 2007 as required by Rule 13a-15(c) under the Exchange Act. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007 based on those criteria.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A:

(1)	Exhibits.

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS-INDIA ACQUISITION CORPORATION

By:	/s/ CLIFF HAIGLER
Cliff Haigler
Chief Financial Officer

Date: July 29, 2008

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.