Form 10-Q
period 2008-06-30
TRANS-INDIA ACQUISITION CORP
filed 2008-08-14
CIK 1370433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of August 13, 2008, the registrant had 14,200,000 shares of Common Stock outstanding.

TRANS-INDIA ACQUISITION CORPORATION

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
Current Assets:
Cash	$1,045,829	$1,490,425
Prepaid expenses	7,988	2,999
Prepaid taxes	190,000	215,000
Cash and cash equivalents held in trust account	91,009,717	90,079,824

Total assets	$92,253,534	$91,788,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,219	$46,364
Deferred underwriting fees	3,680,000	3,680,000

Total liabilities	3,700,219	3,726,364

Commitments
Common stock subject to conversion of 2,873,850 shares at conversion value	22,743,632	22,510,948

Stockholders’ Equity:
Preferred stock, $.0001 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.0001 par value; authorized 50,000,000 shares; issued and outstanding 14,200,000 as of June 30, 2008 and December 31, 2007	1,420	1,420
Additional paid-in capital	63,336,755	63,569,439
Retained earnings	2,471,508	1,980,077

Total stockholders’ equity	65,809,683	65,550,936

Total liabilities and stockholders’ equity	$92,253,534	$91,788,248

See accompanying notes to financial statements.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007	For the period from April 13, 2006 (inception) to June 30, 2008
Interest Income	$548,828	$1,096,979	$1,363,697	$1,695,397	$5,049,704
Administrative Costs	187,423	196,469	445,372	335,857	1,129,071

Income before income taxes	361,405	900,510	918,325	1,359,540	3,920,633
Income Taxes	152,006	449,000	426,897	574,000	1,449,125

Net Income	$209,399	$451,510	$491,431	$785,540	$2,471,508

Net Income per share
- basic	$0.01	$0.03	$0.03	$0.07	$0.25
- diluted	$0.01	$0.02	$0.03	$0.05	$0.15

Weighted average shares outstanding
- basic	14,200,000	14,200,000	14,200,000	11,291,160	9,795,764
- diluted	18,141,219	18,928,662	18,090,670	16,019,822	16,394,501

See accompanying notes to financial statements.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period April 13, 2006 (inception) to December 31, 2006 (Audited);

for the fiscal year ended December 31, 2007 (Audited);

and for the six months ended June 30, 2008 (Unaudited)

	Common Stock		Paid-in Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity
	Shares	Par Value $.0001 Amount
Balance at April 13, 2006	—	$—	$—	$—	$—
Common stock issued	2,500,000	250	19,750	—	20,000
Net loss	—	—	—	(14,562)	(14,562)

Balance at December 31, 2006	2,500,000	250	19,750	(14,562)	5,438
Issuance of common stock and warrants on February 15, 2007	11,700,000	1,170	93,598,830	—	93,600,000
Expenses of offering	—	—	(7,538,193)	—	(7,538,193)
Proceeds subject to possible conversion of 2,873,850 shares	—	—	(22,510,948)	—	(22,510,948)
Net income	—	—	—	1,994,639	1,994,639

Balance at December 31, 2007	14,200,000	1,420	63,569,439	1,980,077	$65,550,936
Additional commitment subject to possible conversion of 2,873,850 shares	—	—	(232,68)	—	(232,684)
Net income	—	—	—	491,431	491,431

Balance at June 30, 2008	14,200,000	$1,420	$63,336,755	$2,471,508	$65,809,683

See accompanying notes to financial statements.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2008	For the six months ended June 30, 2007	For the period from April 13, 2006 (inception) to June 30, 2008
Cash flows from operating activities:
Net income	$491,431	$785,540	$2,471,508
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Accounts Receivable	—	(380,735)	—
Prepaid expenses	(4,989)	(47,234)	(7,988)
Prepaid taxes	25,001	(200,000)	(190,000)
Accounts payable	(26,146)	134,690	20,219

Net cash provided by operating activities	485,297	292,261	2,293,739

Cash flows from investing activities:
Payment to trust account	(929,893)	(89,930,004)	(91,009,717)

Net cash used in investing activities	(929,893)	(89,930,004)	(91,009,717)

Cash flows from financing activities:
Proceeds from sale of notes payable	—	—	200,420
Payments of notes payable	—	(200,420)	(200,420)
Proceeds from sale of common stock	—	—	20,000
Payment of costs of public offering costs	—	(3,715,379)	(3,858,193)
Gross proceeds from private placements	—	1,600,000	1,600,000
Gross proceeds from public offering	—	92,000,000	92,000,000

Net cash provided by financing activities	—	89,684,201	89,761,807

Net increase in cash	(444,596)	46,458	1,045,829
Cash, beginning of period	1,490,425	63,044	—

Cash, end of period	$1,045,829	$109,502	$1,045,829

Supplemental Disclosures of Cash Flow Information:
Schedule of Non-cash Financing Transactions
Deferred underwriting fees and expenses	$3,680,000	$3,680,000	$3,680,000

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

In the event that the Company does not consummate a business combination within 18 months of February 14, 2007, or 24 months if certain extension criteria have been satisfied, the net proceeds held in the Trust Account, including the Discount and accrued interest thereon, will be distributed to the Company’s Public Stockholders. The Initial Stockholders have waived their rights to receive distributions upon the Company’s liquidation with respect to all shares owned by them prior to the Public Offering, including the shares acquired in the Private Placement. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units (as defined below) offered in the Public Offering, as discussed in Note 2). As discussed in Note 10, the Company has entered into an exclusive non-binding letter of intent, which satisfied the extension criteria to 24 months following the closing of the Public Offering.

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

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS (Continued)

3.	RELATED PARTY TRANSACTIONS

The Company has agreed to pay an affiliate of one of the Initial Stockholders an administrative fee of $7,500 per month for office space and general and administrative services from February 8, 2007 through the consummation of a business combination. As of June 30, 2008, an aggregate of $123,750 has been paid.

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

Consultants

On April 18, 2007, the Company entered into an agreement with Ernst & Young Pvt. Ltd. to provide finance and acquisition advisory services to the Company. The agreement expires on the later of 12 months from its effective date or the date on which the Company concludes an acquisition, subject to automatic 6-month extensions unless terminated by either party. The agreement required the Company to pay to Ernst & Young a retainer of approximately $20,000 upon the Company’s presentation of a term sheet for the acquisition of a target company generated by Ernst & Young, and a success fee on the closing of the Company’s acquisition of or investment in a target company generated by Ernst & Young. In addition, the Company was required to pay Ernst & Young’s reasonable out-of-pocket costs incurred in its engagement on behalf of the Company. The Company terminated this agreement on August 12, 2008. No amounts remain outstanding to Ernst & Young.

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

On June 30, 2008, the Company entered into an agreement with VS Infrastructure Inc. to provide to the Company consulting services in connection with the proposed business combination. The agreement terminates on the earliest of (i) February 14, 2009, (ii) consummation of the proposed business combination, (iii) the termination of the agreement by VS Infrastructure, or (iv) mutual agreement of the parties. As consideration for the consulting services to be provided to the Company, the Company has agreed to pay to VS Infrastructure a finders and consulting fee in the amount of $4,000,000 and to use its best efforts to arrange with the initial stockholders of the Company to transfer 250,000 of their shares of common stock of the Company to VS Infrastructure on the closing. In addition, the Company is required to reimburse VS Infrastructure for all pre-authorized accountable expenses incurred in related to the transaction after the target signs a definitive agreement with the Company. VS Infrastructure has agreed to use the fee in the amount of $4,000,000 to purchase shares of common stock from the Company’s public stockholders at closing in support of the contemplated transaction.

On June 30, 2008, the Company entered into an agreement with Rising Sun Holdings Inc. to provide to the Company consulting services in connection with the proposed business combination. The agreement terminates on the earliest of (i) February 14, 2009, (ii) consummation of the proposed business combination, (iii) the termination of the agreement by Rising Sun Holdings, or (iv) mutual agreement of the parties. As consideration for the consulting services to be provided to the Company, the Company has agreed to use its best efforts to arrange with the initial stockholders of the Company to transfer 250,000 of their shares of common stock of the Company to Rising Sun Holdings on the closing. In addition, the Company is required to reimburse Rising Sun Holdings for all accountable expenses authorized by the Company incurred in relation to the transaction after the target signs a letter of intent.

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

At June 30, 2008, 11,700,000 shares of common stock were reserved for issuance upon exercise of redeemable Warrants.

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

The following table sets forth the computation of basic and diluted per share information:

	Three months ended June 30, 2008	Six Months ended June 30, 2008	For the period from April 13, 2006 (inception) to June 30, 2008
Numerator:
Net Income	$209,399	$491,432	$2,471,508
Denominator:
Weighted-average common shares outstanding	14,200,000	14,200,000	9,795,764
Dilutive effect of warrants	3,941,219	3,890,670	6,598,737
Weighted-average common shares outstanding, assuming dilution	18,141,219	18,090,670	16,394,501
Net Income Per Share:
Basic	$0.01	$0.03	$0.25
Diluted	$0.01	$0.03	$0.15

10.	SUBSEQUENT EVENTS

On July 11, 2008, the Company entered into an exclusive non-binding letter of intent relating to a business combination. The target is a company with business operations primarily in India. Pursuant to the Company’s Amended and Restated Certificate of Incorporation, the execution of the letter of intent affords the Company a six-month extension for completion of a business combination, until February 14, 2009. In connection with the proposed acquisition, the Company agreed that all expenses related to the closing of the transaction, including, but not limited to, legal, accounting, investment banking fees, regulatory fees and due diligence expenses will be paid by the Company, except direct legal fees of the target. The Company agreed to pay up to $100,000 towards legal expenses incurred by the target in the United States in connection with the proposed transaction.

On July 18, 2008, the Company entered into an agreement with Mercurius Advisory Services (P) Ltd. (“Mercurius”) to provide to the Company various consulting services with respect to the proposed business combination. The engagement may be terminated by either the Company or Mercurius upon notice in writing. The agreement requires the Company to pay to Mercurius a fee in the amount of $150,000, subject to adjustment, which shall be payable in three equal installments (i) one third due prior to the commencement of the assignment, (ii) one third due two weeks from the commencement of the assignment, and (iii) the balance upon completion of the assignment. In addition, the Company is required to reimburse Mercurius for out-of-pocket expenses (excluding taxes, if any) incurred in its engagement on behalf of the Company.

On July 28, 2008, the Company entered into an agreement with Technopak Advisors Pvt. Ltd. (“Technopak”) to provide professional services to the Company with respect to the proposed business combination. The agreement requires the Company to pay Technopak an initial fee of $12,000 and an additional fee of $12,000 upon completion of work, plus actual expenses incurred in connection with performance of the services and applicable service and fringe benefit taxes. The agreement may be terminated by either party upon 30 days notice to the other party in the event of liquidation or cessation of business or breach of any provision of the agreement by the other party.

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

We have neither engaged in any operations nor generated any revenues through February 14, 2007, the date we consummated our initial public offering. Our entire activity since inception through February 14, 2007 has been related to our formation and our initial public offering. Until July 11, 2008, the date we entered into an exclusive letter of intent relating to a business combination with a target company with business operations primarily in India, our efforts had been limited to searching for prospective target businesses to acquire. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt, or a combination of cash, capital stock and debt, in effecting a business combination.

On August 7, 2008, we issued a press release announcing that we had entered into an exclusive non-binding letter of intent to complete a business combination with a company having business operations primarily in India. Pursuant to the Company’s Amended and Restated Certificate of Incorporation, the execution of the letter of intent affords us a six-month extension for completion of a business combination, until February 14, 2009.

The consummation of the business combination is subject to, among other things, completion of due diligence, board of directors approval, negotiation and execution of a definitive agreement, audit of the target financial statements in accordance with United States generally accepted accounting principles, required stockholder approval and the receipt of all required regulatory approvals. In addition, closing of the transaction is also conditioned on holders of fewer than 25% of the shares of the Company’s common stock voting against the transaction and electing to convert their shares of the Company’s common stock into cash. Pursuant to the letter of intent, the Company has an exclusive period of up to 40 days from entering into the letter of intent to negotiate and enter into a definitive agreement.

Due to regulatory and shareholder approvals as well as the additional conditions associated with the proposed transaction, we cannot assure stockholders and investors that we will enter into a definitive agreement and consummate a business combination within the allotted time. If we do not effect a business combination by February 14, 2009, we will be required to dissolve and liquidate.

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

As of June 30, 2008, we had cash not held in the trust account of $1,045,829. We will generate interest income on our cash outside of the trust account which can also be used to pay part of our costs and expenses. We will be using the funds not held in trust for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our cash requirements are expected to change based on the timing, nature and outcome of our intended business combination.

We are obligated to pay Johnson and Colmar, an affiliate of one of our directors, officers and stockholders, an administrative fee of $7,500 per month for office space and general and administrative services from February 8, 2007 through the consummation of a business combination. These services include those of Haigler Investments provided to Johnson and Colmar on our behalf, and in particular Cliff Haigler who was appointed as our Chief Financial Officer on June 15, 2007. At June 30, 2008, an aggregate of $123,750 has been paid.

We are obligated to pay up to $100,000, subject to adjustment, to Mercurius Advisory Services for various consulting services to us in connection with the proposed business combination prior to the closing. In addition, we are obligated to pay $24,000 to Technopak Advisors for professional services to us in connection with the proposed business combination prior to closing. Further, we are obligated to reimburse a number of finders and consultants for expenses incurred in connection with services provided to us prior to the closing of a business combination. We anticipate that we will incur significant additional legal and accounting expenses in connection with our efforts to complete a business combination. We have agreed to pay all of the expenses associated with the proposed business combination, other than the target’s direct legal expenses, subject to our agreement to reimburse up to $100,000 of legal expenses incurred in the United States by the target in the proposed business combination.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate through February 14, 2009, assuming that a business combination is not consummated during that time. Approximately $2,300,000 of working capital over this time period has been funded from the interest earned from the funds held in the trust account. Over this period, we anticipate incurring expenses for the following purposes:

•	payment of premiums associated with our directors and officers liability insurance;

•	expenses for due diligence investigations of potential targets;

•	legal, accounting and other expenses relating to our SEC reporting obligations and general corporate matters;

•	legal, accounting, consulting and other expenses attendant to structuring and negotiating a business combination;

•	payment for administrative and support services; and

•	other miscellaneous expenses.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund-raising simultaneously with the consummation of a business combination.

Results of Operations for the Three Months Ended June 30, 2008

For the three months ended June 30, 2008, interest income on the trust account investments, including interest allocable to shares subject to possible conversion and interest from amounts not held in the trust account, and interest from the company’s money market account amounted to $548,828, compared to $1,096,979 in the three month period ended June 30, 2007 as a result of lower net interest rate. For the three months ended June 30, 2008, operating expenses were $187,423 compared to operating expenses of $196,469 for the three months ended June 30, 2007 and consisted primarily of $30,484 for management travel versus $38,058 for the same period last year, $28,037 for office space and administrative and support services versus $26,250 for the same period last year, $37,124 for premiums associated with our directors and officers liability insurance versus $37,124 for the same period last year, $45,941 in legal, accounting, consulting and other professional fees versus $84,164 for the same period last year, and $52,431 for miscellaneous expenses versus $10,873 for the same period last year. Income taxes were 152,006 for the three months ended June 30, 2008 versus $449,000 for the same period last year. This resulted in net income for the three months ended June 30, 2008 of $209,399, as compared to $451,510 for the three months ended June 30, 2007.

Results of Operations for the Six Months Ended June 30, 2008

For the six months ended June 30, 2008, interest income on the trust account investments, including interest allocable to shares subject to possible conversion and interest from amounts not held in the trust account amounted to $1,363,697, compared to $1,695,397 in the six month period ended June 30, 2007 as a result of lower net interest rate. For the six months ended June 30, 2008, operating expenses were $445,372 compared to operating expenses of $331,408 for the six months ended June 30, 2007 and consisted primarily of $48,127 for management travel versus $52,275 for the same period last year, $61,154 for office space and administrative and support services versus $33,750 for the same period last year, $74,249 for premiums associated with our directors and officers liability insurance versus $106,499 for the same period last year, $85,587 in legal, accounting, consulting and other professional fees versus $120,710 for the same period last year, and $176,255 for miscellaneous expenses versus $18,174 for the same period last year. Income taxes were 426,894 for the six months ended June 30, 2008 versus $574,000 for the same period last year. This resulted in net income for the six months ended June 30, 2008 of $491,431 as compared to $785,540 for the six months ended June 30, 2007.

Funds Held in Trust Account

As of June 30, 2008, we had no amounts available to us for withdrawal from the trust account other than for taxes. The following table shows the total funds held in the trust account through June 30, 2008:

Net proceeds from our initial public offering and private placements placed in trust	$86,250,004
Deferred underwriters’ discounts and expenses placed in trust	3,680,000
Total interest earned to date	5,018,838
Less total interest disbursed to us for working capital through June 30, 2008	2,300,000
Less total taxes paid through June 30, 2008	1,639,125

Total funds held in trust account through June 30, 2008	$91,009,717

Total number of liquidation shares	11,500,000

Trust account amount per liquidation share as of June 30, 2008	$7.91

Contractual Obligations

On April 18, 2007, the Company entered into an agreement with Ernst & Young Pvt. Ltd. to provide finance and acquisition advisory services to the Company. The agreement expires on the later of 12 months from its effective date or the date on which the Company concludes an acquisition, subject to automatic 6-month extensions unless terminated by either party. The agreement required the Company to pay to Ernst & Young a retainer of approximately $20,000 upon the Company’s presentation of a term sheet for the acquisition of a target company generated by Ernst & Young, and a success fee on the closing of the Company’s acquisition of or investment in a target company generated by Ernst & Young. In addition, the Company was required to pay Ernst & Young’s reasonable out-of-pocket costs incurred in its engagement on behalf of the Company. The Company terminated this agreement on August 12, 2008. No amounts remain outstanding to Ernst & Young.

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

On June 30, 2008, the Company entered into an agreement with VS Infrastructure Inc. to provide to the Company consulting services in connection with the proposed business combination. The agreement terminates on the earliest of (i) February 14, 2009, (ii) consummation of the proposed business combination, (iii) the termination of the agreement by VS Infrastructure, or (iv) mutual agreement of the parties. As consideration for the consulting services to be provided to the Company, the Company has agreed to pay to VS Infrastructure a finders and consulting fee in the amount of $4,000,000 and to use its best efforts to arrange with the initial stockholders of the Company to transfer 250,000 of their shares of common stock of the Company to VS Infrastructure on the closing. In addition, the Company is required to reimburse VS Infrastructure for all pre-authorized accountable expenses incurred in related to the transaction after the target signs a definitive agreement with the Company. VS Infrastructure agreed to use the fee in the amount of $4,000,000 to purchase shares of common stock from the Company’s stockholders.

On June 30, 2008, the Company entered into an agreement with Rising Sun Holdings Inc. to provide to the Company consulting services in connection with the proposed business combination. The agreement terminates on the earliest of (i) February 14, 2009, (ii) consummation of the proposed business combination, (iii) the termination of the agreement by Rising Sun Holdings, or (iv) mutual agreement of the parties. As consideration for the consulting services to be provided to the Company, the Company has agreed to use its best efforts to arrange with the initial stockholders of the Company to transfer 250,000 of their shares of common stock of the Company to Rising Sun Holdings on the closing. In addition, the Company is required to reimburse Rising Sun Holdings for all accountable expenses authorized by the Company incurred in relation to the transaction after the target signs a letter of intent.

On July 11, 2008, the Company entered into an exclusive non-binding letter of intent of intent relating to a business combination. The target is a company with business operations primarily in India. In connection with the proposed acquisition, the Company agreed that all expenses related to the closing of the transaction, including, but not limited to, legal, accounting, investment banking fees, regulatory fees and due diligence expenses will be paid by the Company, except direct legal fees of the target. The Company agreed to pay up to $100,000 towards legal expenses incurred by the target in the United States in connection with the proposed transaction.

On July 18, 2008, the Company entered into an agreement with Mercurius Advisory Services (P) Ltd. to provide to the Company various consulting services with respect to the proposed business combination. The engagement may be terminated by either the Company or Mercurius Advisory Services upon notice in writing. The agreement requires the Company to pay to Mercurius Advisory Services a fee in the amount of $150,000, subject to adjustment, which shall be payable in three equal installments (i) one third due prior to the commencement of the assignment, (ii) one third due two weeks from the commencement of the assignment, and (iii) the balance upon completion of the assignment. In addition, the Company is required to reimburse Mercurius Advisory Services’ for out-of-pocket expenses (excluding taxes, if any) incurred in its engagement on behalf of the Company.

On July 28, 2008, the Company entered into an agreement with Technopak Advisors Pvt. Ltd. to provide professional services to the Company with respect to the proposed business combination. The agreement requires the Company to pay Technopak Advisors an initial fee of $12,000 and an additional fee of $12,000 upon completion of work, plus actual expenses incurred in connection with performance of the services and applicable service and fringe benefit taxes. The agreement may be terminated by either party upon 30 days notice to the other party in the event of liquidation or cessation of business or breach of any provision of the agreement by the other party.

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

There was no change in our internal control over financial reporting that occurred during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2008, we have paid or incurred an aggregate of approximately $1,170,489 in expenses, which have been paid out of the proceeds of our initial public offering not held in trust and our withdrawal of interest earned on the funds held in the trust account, for the following purposes:

•	payment of premiums associated with our directors and officers liability insurance;

•	expenses for due diligence investigations of prospective target businesses;

•	legal, accounting and other expenses relating to our SEC reporting obligations and general corporate matters;

•	payment for office space and administrative and support services; and

•	other miscellaneous expenses.

In addition, we have withdrawn $1,129,511 in additional cash from the proceeds of our initial public offering not held in trust and our withdrawal of interest earned on the funds held in the trust account, which will be used for the above purposes in connection with either the liquidation of the Company or consummation of a business combination. For a description of the use of proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

As of June 30, 2008, after giving effect to our initial public offering and our operations subsequent thereto, $91,009,717 was held in the trust account (or $7.91 per unit sold in the public offering) and we had $1,045,829 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

Date: August 14, 2008

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