Form 10-K/A
period 2007-12-31
TRANS-INDIA ACQUISITION CORP
filed 2008-09-05
CIK 1370433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K (the “Original Annual Report”) for the year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2008, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on July 29, 2008 (“Amendment No. 1”). We are filing this Amendment in response to a comment letter received from the SEC in connection with its review of Amendment No. 1 to amend the disclosure in Item 9A(T), “Controls and Procedures” in this Amendment to modify our disclosure in the Original Annual Report and Amendment No. 1 regarding management’s conclusion regarding the effectiveness of disclosure controls and procedures as of the end of the period covered by the Original Annual Report as a result of Amendment No. 1 filed to add management’s annual report on internal control over financial reporting described in Item 9A(T).

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report, as amended by Amendment No. 1. Except as specifically set forth herein, this Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures, including the exhibits to the Original Annual Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

Item 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the year ended December 31, 2007, and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Our management became aware of potential problems in our disclosure controls and procedures in the customary course of the SEC’s review of the company’s Annual Report on Form 10-K for the year ended December 31, 2007, during which time the SEC issued a comment letter to us dated July 21, 2008, and a subsequent comment letter to us dated August 22, 2008 in response to the company’s Amendment No. 1 to the Annual Report on Form 10-K/A filed with the SEC on July 29, 2008. The comment letters included comments indicating deficiencies in our Annual Report, as amended. These deficiencies included omission of management’s report on internal control over financial reporting and that the Annual Report filed with the SEC contained certifications that did not conform to the format provided in Item 601(b)(31) of Regulation S-K. As a result of such deficiencies, we have not filed our Annual Report for the year ended December 31, 2007 in a timely fashion and the SEC asked us in the August 22, 2008 comment letter to reconsider management’s conclusion in the Annual Report, as amended, regarding the effectiveness of our disclosure controls and procedures as of the end of the fiscal year in light of such deficiencies. As a result of management’s additional analysis and review of our disclosure controls and procedures during the preparation of this report, it was determined that the company lacked a formal description and implementation process for disclosure controls and procedures to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We believe that during the quarter ending December 31, 2008, we will be able to implement changes in our disclosure controls and procedures to prevent deficiencies in our disclosures. This will be done by adopting a written disclosure policy detailing compliance policies and procedures, including establishing a disclosure committee, and to the extent reasonably possible given our resources, working with securities attorneys and outside advisors to provide advice and assistance with implementing these procedures to ensure that our controls and procedures are adequate and effective.

Due to these deficiencies, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2007, the design and operation of our disclosure controls and procedures were not effective. We will be reporting on the progress of our efforts to correct these deficiencies in future reports.

As a result of the comment letters and the review of our disclosure controls and procedures and improvements that we intend to implement, we have decided to amend the disclosure included in our Quarterly Reports on Form 10-Q filed with the SEC since December 31, 2007 consistent with the disclosure above with respect to disclosure controls and procedures. We believe that such amendments will be filed in September 2008.

It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily will be required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in light of resource constraints. The company will design its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, our management concluded that the company’s disclosure controls and procedures were not currently effective at reaching that level of reasonable assurance.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Changes in Internal Control Over Financial Reporting

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

Date: September 5, 2008

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

5