Form 10-Q/A
period 2008-03-31
TRANS-INDIA ACQUISITION CORP
filed 2008-09-16
CIK 1370433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q (the “Original Quarterly Report”) for the quarter ended March 31, 2008, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 5, 2008. We are filing this Amendment in response to a comment letter received from the SEC in connection with its review of Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2007 to amend the disclosure in Item 4T, “Controls and Procedures” in this Amendment to modify our disclosure in the Original Quarterly Report regarding management’s conclusion regarding the effectiveness of disclosure controls and procedures as of the end of the period covered by the Original Quarterly Report.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Quarterly Report. Except as specifically set forth herein, this Amendment does not reflect events occurring after the filing of the Original Quarterly Report or modify or update those disclosures, including the exhibits to the Original Quarterly Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

Item 4T.	Controls and Procedures

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

As of the quarter ended March 31, 2008, and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Our management became aware of potential problems in our disclosure controls and procedures in the customary course of the SEC’s review of the company’s Annual Report on Form 10-K for the year ended December 31, 2007, during which time the SEC issued a comment letter to us dated July 21, 2008, and a subsequent comment letter to us dated August 22, 2008 in response to the company’s Amendment No. 1 to the Annual Report on Form 10-K/A filed with the SEC on July 29, 2008. The comment letters included comments indicating deficiencies in our Annual Report, as amended. These deficiencies included omission of management’s report on internal control over financial reporting and that the Annual Report filed with the SEC contained certifications that did not conform to the format provided in Item 601(b)(31) of Regulation S-K. As a result of such deficiencies, we have not filed our Annual Report for the year ended December 31, 2007 in a timely fashion and the SEC asked us in the August 22, 2008 comment letter to reconsider management’s conclusion in the Annual Report, as amended, regarding the effectiveness of our disclosure controls and procedures as of the end of the fiscal year in light of such deficiencies. As a result of management’s additional analysis and review of our disclosure controls and procedures during the preparation of Amendment No. 2 to the Annual Report on Form 10-K/A filed with the SEC on September 5, 2008, it was determined that the company lacked a formal description and implementation process for disclosure controls and procedures to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Due to these deficiencies, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2008, the design and operation of our disclosure controls and procedures were not effective. We will be reporting on the progress of our efforts to correct these deficiencies in future reports.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS-INDIA ACQUISITION CORPORATION

By:	/s/ CLIFF HAIGLER
Cliff Haigler Chief Financial Officer

Date: September 16, 2008

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

5