Form 10-Q
period 2008-09-30
TRANS-INDIA ACQUISITION CORP
filed 2008-11-14
CIK 1370433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 13, 2008, the registrant had 14,200,000 shares of Common Stock outstanding.

TRANS-INDIA ACQUISITION CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
Current Assets:
Cash	$547,361	$1,490,425
Prepaid expenses	—	2,999
Prepaid taxes	187,000	215,000
Cash and cash equivalents held in trust account	91,521,640	90,079,824

Total assets	$92,256,001	$91,788,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,047	$46,364
Deferred underwriting fees	3,680,000	3,680,000

Total liabilities	3,698,047	3,726,364

Commitments
Common stock subject to conversion of 2,873,850 shares at conversion value	22,880,410	22,510,948

Stockholders’ Equity:
Preferred stock, $.0001 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.0001 par value; authorized 50,000,000 shares; issued and outstanding 14,200,000 as of September 30, 2008 and December 31, 2007	1,420	1,420
Additional paid-in capital	63,199,977	63,569,439
Retained earnings	2,476,147	1,980,077

Total stockholders’ equity	65,677,544	65,550,936

Total liabilities and stockholders’ equity	$92,256,001	$91,788,248

See accompanying notes to financial statements.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007	For the period from April 13, 2006 (inception) To September 30, 2008
Interest Income	$515,116	$1,024,172	$1,878,811	$2,720,248	$5,564,820
Administrative Costs	507,486	152,035	952,848	487,892	1,636,548

Income before income taxes	7,630	872,137	925,963	2,232,356	3,928,272
Income Taxes	3,000	350,000	429,893	924,000	1,452,125

Net Income	$4,630	$522,137	$496,070	$1,308,356	$2,476,147

Net Income per share
- basic	$0.00	$0.04	$0.03	$0.11	$0.25
- diluted	$0.00	$0.03	$0.03	$0.08	$0.15

Weighted average shares outstanding
- basic	14,200,000	14,200,000	14,200,000	12,271,429	9,795,764
- diluted	18,141,219	19,006,081	18,090,670	17,077,510	16,394,501

See accompanying notes to financial statements.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period April 13, 2006 (inception) to December 31, 2006 (Audited);

for the fiscal year ended December 31, 2007 (Audited);

and for the nine months ended September 30, 2008 (Unaudited)

	Common Stock
	Shares	Par Value $.0001 Amount	Paid-in Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity
Balance at April 13, 2006	—	$—	$—	$—	$—
Common stock issued	2,500,000	250	19,750	—	20,000
Net loss	—	—	—	(14,562)	(14,562)

Balance at December 31, 2006	2,500,000	250	19,750	(14,562)	5,438
Issuance of common stock and warrants on February 15, 2007	11,700,000	1,170	93,598,830	—	93,600,000
Expenses of offering	—	—	(7,538,193)	—	(7,538,193)
Proceeds subject to possible conversion of 2,873,850 shares	—	—	(22,510,948)	—	(22,510,948)
Net income	—	—	—	1,994,639	1,994,639

Balance at December 31, 2007	14,200,000	1,420	63,569,439	1,980,077	$65,550,936
Additional commitment subject to possible conversion of 2,873,850 shares	—	—	(369,462)	—	(369,462)
Net income	—	—	—	496,070	496,070

Balance at September 30, 2008	14,200,000	$1,420	$63,199,977	$2,476,147	$65,677,544

See accompanying notes to financial statements.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007	For the period from April 13, 2006 (inception) to September 30, 2008
Cash flows from operating activities:
Net income	$496,070	$1,308,356	$2,476,147
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Accounts Receivable	—	(337,842)	—
Prepaid expenses	2 999	(15,432)	—
Prepaid taxes	10,767	—	(187,000)
Accounts payable	(11,085)	3,153	18,047

Net cash provided by operating activities	$498,752	958,235	2,307,194

Cash flows from investing activities:
Payment to trust account	(1,441,816)	(89,930,004)	(91,521,640)

Net cash used in investing activities	(1,441,816)	(89,930,004)	(91,521,640)

Cash flows from financing activities:
Proceeds from sale of notes payable	—	—	200,420
Payments of notes payable	—	(200,420)	(200,420)
Proceeds from sale of common stock	—	—	20,000
Payment of costs of public offering costs	—	(3,715,379)	(3,858,193)
Gross proceeds from private placements	—	1,600,000	1,600,000
Gross proceeds from public offering	—	92,000,000	92,000,000

Net cash provided by financing activities	—	89,684,201	89,761,807

Net increase (decrease) in cash	(943,064)	712,432	547.361
Cash, beginning of period	1,490,425	63,044	—

Cash, end of period	547,361	$775,476	$547,361

Supplemental Disclosures of Cash Flow Information:
Schedule of Non-cash Financing Transactions
Deferred underwriting fees and expenses	$3,680,000	$3,680,000	$3,680,000

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

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on February 8, 2007. The Company completed private placements (the “Private Placements”) on February 14, 2007 and received proceeds of $1,600,000. The Company consummated the Public Offering on February 14, 2007 and received net proceeds of $88,479,772. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placements and the Public Offering (collectively the “Offerings”) (as described in Note 2), although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with a target company. As used herein, a “target business” shall include an operating business in the Indian economy and a “business combination” shall mean the acquisition by the Company of a target business.

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

The Company’s must consummate a business combination by February 14, 2009, otherwise, the net proceeds held in the Trust Account, including the Discount and accrued interest thereon, will be distributed to the Company’s Public Stockholders. The Initial Stockholders have waived their rights to receive distributions upon the Company’s liquidation with respect to all shares owned by them prior to the Public Offering, including the shares acquired in the Private Placement. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units (as defined below) offered in the Public Offering, as discussed in Note 2).

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

The Company has agreed to pay an affiliate of one of the Initial Stockholders an administrative fee of $7,500 per month for office space and general and administrative services from February 8, 2007 through the consummation of a business combination. As of September 30, 2008, an aggregate of $146,250 has been paid.

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

Potential Commission to Purchase Warrants

The Company has engaged I-Bankers Securities, Inc. and CRT Capital Group LLC (the “Representatives”), on a non-exclusive basis, as its agent for the solicitation of the exercise of the Warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the Representatives for bona fide services rendered, a commission equal to 5% of the exercise price for each Warrant exercised more than one year after the date of consummation of a business transaction if the exercise was solicited by the Representatives. In addition to soliciting, either orally or in writing, the exercise of the Warrants, the Representatives’ services may also include disseminating information, either orally or in writing to Warrant holders about the Company or the market for the Company’s securities, and assisting in the processing of the exercise of the Warrants. No compensation will be paid to the Representatives upon the exercise of the Warrants if:

•	the market price of the underlying shares of Common Stock is lower than the exercise price;

•	the holder of the Warrants has not confirmed in writing that a Representative solicited the exercise;

•	the Warrants are held in a discretionary account;

•	the Warrants are exercised in an unsolicited transaction; or

•	the arrangement to pay the commission is not disclosed in the prospectus provided to Warrant holders at the time of exercise.

TRANS-INDIA ACQUISITION CORPORATION

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS (Continued)

6.	COMMON STOCK RESERVED FOR ISSUANCE

At September 30, 2008, 11,700,000 shares of common stock were reserved for issuance upon exercise of redeemable Warrants.

7.	PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

8.	WARRANTS

On September 28, 2006, the Company issued warrants in connection with its initial capitalization to the Initial Stockholders to purchase up to a total of 2,500,000 shares of Common Stock at an exercise price of $0.008 per share. Subsequently, on January 4, 2007, the Company and the holders of the 2,500,000 outstanding warrants entered into an agreement under which the outstanding warrants were cancelled.

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

The following table sets forth the computation of basic and diluted per share information:

	Three months ended September 30, 2008	Nine Months ended September 30, 2008	For the period from April 13, 2006 (inception) to September 30, 2008
Numerator:
Net Income	4,630	496,070	2,476,147
Denominator:
Weighted-average common shares outstanding	14,200,000	14,200,000	9,795,764
Dilutive effect of warrants	3,941,219	3,890,670	6,598,737
Weighted-average common shares outstanding, assuming dilution	18,141,219	18,090,670	16,394,501
Net Income Per Share:
Basic	$0.00	$0.03	$0.25
Diluted	$0.00	$0.03	$0.15

10.	BUSINESS COMBINATION

On September 16, 2008, the Company entered into a letter of intent to acquire Solar Semiconductor Ltd. (“Solar Semiconductor”). On October 24, 2008, the Company entered into Share Exchange Agreement with Solar Semiconductor, its subsidiaries, Solar Semiconductor Private Limited and Solar Semiconductor, Inc., and certain shareholders of Solar Semiconductor pursuant to which the Company will acquire at least 80% of Solar Semiconductor by issuing its shareholders common stock of the Company valued at $375,000,000, minus the aggregate amount of Solar Semiconductor indebtedness on the closing date of the acquisition in excess of $50,000,000, plus or minus, as applicable, an earn-out amount.

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

Overview

We were formed on April 13, 2006, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more companies which conduct, directly or indirectly, an operating business in India. Our management will make the determination that a target business has operations primarily in India by considering the locations of the physical operations, management and other employees, the principal executive offices and other physical establishments. The initial business combination must be a transaction in which the collective fair market value of the target business, at the time of the business combination, is at least 80% of our net assets (exclusive of the deferred underwriting discounts and commissions) at the time of the business combination. Our initial business combination may involve the simultaneous acquisition or merger of more than one target business.

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

On September 16, 2008, the Company entered into a letter of intent to acquire Solar Semiconductor Ltd. (“Solar Semiconductor”). On October 24, 2008, the Company entered into Share Exchange Agreement with Solar Semiconductor, its subsidiaries, Solar Semiconductor Private Limited and Solar Semiconductor, Inc., and certain shareholders of Solar Semiconductor pursuant to which the Company will acquire at least 80% of Solar Semiconductor by issuing the shareholders Company common stock valued at $375,000,000, minus the aggregate amount of Solar Semiconductor indebtedness on the closing date of the acquisition in excess of $50,000,000, plus or minus, as applicable, an earn-out amount.

The consummation of the business combination is subject to various closing conditions as set forth in the definitive agreement between the parties, and requires stockholder approval and the receipt of all required regulatory approvals. In addition, closing of the transaction is also conditioned on holders of fewer than 25% of the shares of the Company’s common stock voting against the transaction and electing to convert their shares of the Company’s common stock into cash.

Due to regulatory and shareholder approvals as well as the additional conditions associated with the proposed transaction, we cannot assure stockholders and investors that we will consummate a business combination within the allotted time. If we do not effect a business combination by February 14, 2009, we will be required to dissolve and liquidate.

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

As of September 30, 2008, we had cash not held in the trust account of $547,361. We will generate interest income on our cash outside of the trust account which can also be used to pay part of our costs and expenses. We will be using the funds not held in trust for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our cash requirements are expected to change based on the timing, nature and outcome of our intended business combination.

We are obligated to pay Johnson and Colmar, an affiliate of one of our directors, officers and stockholders, an administrative fee of $7,500 per month for office space and general and administrative services from February 8, 2007 through the consummation of a business combination. These services include those of Haigler Investments provided to Johnson and Colmar on our behalf, and in particular Cliff Haigler who was appointed as our Chief Financial Officer on June 15, 2007. At September 30, 2008, an aggregate of $146,250 has been paid.

We believe that the funds available to us outside of the trust account may not be sufficient to allow us to operate through February 14, 2009, assuming that a business combination is not consummated during that time. As such, we may need to raise capital to consummate this business combination and we would only consummate such a fund-raising simultaneously with the consummation of a business combination. If we are required to raise additional capital, there is no assurance that we will be successful on satisfactory terms, or at all. Approximately $2,300,000 of working capital over this time period has been funded from the interest earned from the funds held in the trust account. Over this period, we anticipate incurring expenses for the following purposes:

•	expenses for due diligence investigations of potential targets;

•	legal, accounting and other expenses relating to our SEC reporting obligations and general corporate matters;

•	legal, accounting, consulting and other expenses attendant to structuring and negotiating a business combination;

•	payment for administrative and support services; and

•	other miscellaneous expenses.

We may need to raise additional funds through a private offering of debt or equity securities following this offering in order to meet the expenditures required for operating our business and to consummate a business combination that is presented to us. We would only consummate such a fund-raising simultaneously with the consummation of a business combination.

Results of Operations for the Three Months Ended September 30, 2008

For the three months ended September 30, 2008, interest income on the trust account investments, including interest allocable to shares subject to possible conversion and interest from amounts not held in the trust account, and interest from the company’s money market account amounted to $515,116, compared to $1,024,172 in the three month period ended September 30, 2007 as a result of a lower net interest rate. For the three months ended September 30, 2008, operating expenses were

$507,486 as compared to operating expenses of $152,035 for the three months ended September 30, 2007 and consisted primarily of $44,953 for management travel versus $49,003 for the same period last year, $31,873 for office space and administrative and support services versus $32,970 for the same period last year, $37,124 for premiums associated with our directors and officers liability insurance versus $37,124 for the same period last year, $370,278 in legal, accounting, consulting and other professional fees versus $63,599 for the same period last year, and $23,247 for miscellaneous expenses versus $6,462 for the same period last year. Income taxes were $3,000 for the three months ended September 30, 2008 versus $350,000 for the same period last year. This resulted in net income for the three months ended September 30, 2008 of $4,630, as compared to $522,137 for the three months ended September 30, 2007.

Results of Operations for the Nine Months Ended September 30, 2008

For the nine months ended September 30, 2008, interest income on the trust account investments, including interest allocable to shares subject to possible conversion and interest from amounts not held in the trust account amounted to $1,878,811, compared to $2,720,247 in the nine month period ended September 30, 2007 as a result of a lower net interest rate. For the nine months ended September 30, 2008, operating expenses were $952,848 compared to operating expenses of $487,892 for the nine months ended September 30, 2007 and consisted primarily of $93,401 for management travel versus $99,795 for the same period last year, $93,028 for office space and administrative and support services versus $67,150 for the same period last year, $111,373 for premiums associated with our directors and officers liability insurance versus $143,624 for the same period last year, $537,565 in legal, accounting, consulting and other professional fees versus $143,606 for the same period last year, and $217,481 for miscellaneous expenses versus $39,380 for the same period last year. Income taxes were $429,893 for the nine months ended September 30, 2008 versus $924,000 for the same period last year. This resulted in net income for the nine months ended September 30, 2008 of $496,071 as compared to $1,308,356 for the nine months ended September 30, 2007.

Funds Held in Trust Account

As of September 30, 2008, we had no amounts available to us for withdrawal from the trust account other than for taxes. The following table shows the total funds held in the trust account through September 30, 2008:

Net proceeds from our initial public offering and private placements placed in trust	$86,250,004
Deferred underwriters’ discounts and expenses placed in trust	3,680,000
Total interest earned to date	5,564,820
Less total interest disbursed to us for working capital through September 30, 2008	2,300,000
Less total taxes paid through September 30, 2008	1,673,184

Total funds held in trust account through September 30, 2008	$91,521,640

Total number of liquidation shares	11,500,000

Trust account amount per liquidation share as of September 30, 2008	$7.96

The Company’s trust account is currently invested in a U.S. Treasury money market fund with an account at J.P. Morgan Chase.

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

As disclosed in our Form 10-Q/A for quarter ended June 30, 2008, our management became aware of potential problems in our disclosure controls and procedures in the course of the SEC’s review of our Annual Report on Form 10-K for the year ended December 31, 2007, during which time the SEC issued comment letters to us in response to our Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on July 29, 2008. The comment letters included comments indicating deficiencies in our Annual Report, as amended. These deficiencies included an omission of management’s report on internal control over financial reporting and that the Annual Report filed with the SEC contained certifications that did not conform to the format provided in Item 601(b)(31) of Regulation S-K. As a result of such deficiencies, we did not file our Annual Report for the year ended December 31, 2007 in a timely fashion.

During the quarter ended June 30, 2008, our management completed an analysis and review of our disclosure controls and procedures during the preparation of Amendment No. 2 to the Annual Report on Form 10-K/A filed with the SEC on September 5, 2008, and it was determined that we lacked a formal description and implementation process for disclosure controls and procedures to ensure that information required to be disclosed by us is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We believe that during the quarter ended September 30, 2008, we implemented changes in our disclosure controls and procedures that will assist us in preventing future deficiencies in our disclosures. This was done by adopting a written disclosure policy detailing compliance policies and procedures, including establishing a disclosure committee.

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

As of September 30, 2008, we have paid or incurred an aggregate of approximately $1,636,548 in expenses, which have been paid out of the proceeds of our initial public offering not held in trust and our withdrawal of interest earned on the funds held in the trust account, for the following purposes:

•	expenses for due diligence investigations of prospective target businesses;

•	legal, accounting and other expenses relating to our SEC reporting obligations and general corporate matters;

•	payment for office space and administrative and support services; and

•	other miscellaneous expenses.

In addition, we have withdrawn $547.361 in additional cash from the proceeds of our initial public offering not held in trust and our withdrawal of interest earned on the funds held in the trust account, which will be used for the above purposes in connection with either the liquidation of the Company or consummation of a business combination. For a description of the use of proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

As of September 30, 2008, after giving effect to our initial public offering and our operations subsequent thereto, $91,521,640 was held in the trust account (or $7.96 per unit sold in the public offering) and we had $547,361 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 6.	Exhibits

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Registrant.

3.2*	Amended and Restated Bylaws of Registrant.

4.1*	Specimen of Registrant’s Unit Certificate.

4.2*	Specimen of Registrant’s Common Stock Certificate.

4.3*	Specimen of Registrant’s Warrant Certificate.

4.4*	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Registrant.

4.5*	Form of Purchase Option granted to I-Bankers Securities, Inc. and CRT Capital Group LLC.

10.1*	Form of Letter Agreement among Registrant, I-Bankers Securities, Inc. and certain stockholders of Registrant.

10.2*	Form of Letter Agreement among Registrant, I-Bankers Securities, Inc. and certain officers and directors Registrant.

10.3*	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Registrant.

10.4*	Form of Securities Escrow Agreement between Registrant, Continental Stock Transfer & Trust Company and the existing stockholders.

10.5*	Office Services Agreement between Registrant and Johnson and Colmar.

10.6*	Subscription Agreement, dated July 28, 2006, between Registrant and each of Marillion Pharmaceuticals India Pvt. Ltd., Business Ventures Corp., Bobba Venkatadri, Nalluru Murthy and Rasheed Yar Khan.

10.7*	Amended and restated letter agreement, dated July 28, 2006, between Rasheed Yar Khan and Registrant.

10.8*	Form of Registration Rights Agreement among Registrant and the stockholders of Registrant.

10.9*	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers.

10.10*	Subscription Agreement, dated November 13, 2006, between Registrant and each of Marillion Pharmaceuticals India Pvt. Ltd. and Trans-India Investors Limited.

10.11*	Letter Agreement, dated January 4, 2007, among Registrant, I-Bankers Securities, Inc. and Bobba Venkatadri.

10.12**	Contractor Agreement, dated June 15, 2007, among Registrant, Johnson and Colmar, Haigler Investments and Cliff Haigler.

10.13***	Share Exchange Agreement dated October 24, 2008, by and among Trans-India Acquisition Corporation, Solar Semiconductor Ltd., Solar Semiconductor Private Limited, Solar Semiconductor, Inc., and certain shareholders of Solar Semiconductor Ltd.

10.14***	Employment Agreement dated October 24, 2008, by and between Trans-India Acquisition Corporation and Hari Surapaneni.

10.15***	Form of Non-Competition and Non-Solicitation Agreement entered into by and between Trans-India Acquisition Corporation and each of Hari Surapaneni, Venkata Kode, Vishnu Reddy, Nava Akkineni, Sakhamuri Satya Narayana Prasad, William Bush and Mike Ross, respectively, each dated October 24, 2008.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-136300), which was declared effective on February 8, 2007.

**	Incorporated by reference from our Form 10-Q for the quarterly period ended September 30, 2007, which was filed with the SEC on October 31, 2007.

***	Incorporated by reference from our Form 8-K, which was filed with the SEC on October 27, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS-INDIA ACQUISITION CORPORATION

By:	/s/ Cliff Haigler
Cliff Haigler Chief Financial Officer

Date: November 14, 2008

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Registrant.

3.2*	Amended and Restated Bylaws of Registrant.

4.1*	Specimen of Registrant’s Unit Certificate.

4.2*	Specimen of Registrant’s Common Stock Certificate.

4.3*	Specimen of Registrant’s Warrant Certificate.

4.4*	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Registrant.

4.5*	Form of Purchase Option granted to I-Bankers Securities, Inc. and CRT Capital Group LLC.

10.1*	Form of Letter Agreement among Registrant, I-Bankers Securities, Inc. and certain stockholders of Registrant.

10.2*	Form of Letter Agreement among Registrant, I-Bankers Securities, Inc. and certain officers and directors Registrant.

10.3*	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Registrant.

10.4*	Form of Securities Escrow Agreement between Registrant, Continental Stock Transfer & Trust Company and the existing stockholders.

10.5*	Office Services Agreement between Registrant and Johnson and Colmar.

10.6*	Subscription Agreement, dated July 28, 2006, between Registrant and each of Marillion Pharmaceuticals India Pvt. Ltd., Business Ventures Corp., Bobba Venkatadri, Nalluru Murthy and Rasheed Yar Khan.

10.7*	Amended and restated letter agreement, dated July 28, 2006, between Rasheed Yar Khan and Registrant.

10.8*	Form of Registration Rights Agreement among Registrant and the stockholders of Registrant.

10.9*	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers.

10.10*	Subscription Agreement, dated November 13, 2006, between Registrant and each of Marillion Pharmaceuticals India Pvt. Ltd. and Trans-India Investors Limited.

10.11*	Letter Agreement, dated January 4, 2007, among Registrant, I-Bankers Securities, Inc. and Bobba Venkatadri.

10.12**	Contractor Agreement, dated June 15, 2007, among Registrant, Johnson and Colmar, Haigler Investments and Cliff Haigler.

10.13***	Share Exchange Agreement dated October 24, 2008, by and among Trans-India Acquisition Corporation, Solar Semiconductor Ltd., Solar Semiconductor Private Limited, Solar Semiconductor, Inc., and certain shareholders of Solar Semiconductor Ltd.

10.14***	Employment Agreement dated October 24, 2008, by and between Trans-India Acquisition Corporation and Hari Surapaneni.

10.15***	Form of Non-Competition and Non-Solicitation Agreement entered into by and between Trans-India Acquisition Corporation and each of Hari Surapaneni, Venkata Kode, Vishnu Reddy, Nava Akkineni, Sakhamuri Satya Narayana Prasad, William Bush and Mike Ross, respectively, each dated October 24, 2008.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-136300), which was declared effective on February 8, 2007.

**	Incorporated by reference from our Form 10-Q for the quarterly period ended September 30, 2007, which was filed with the SEC on October 31, 2007.

***	Incorporated by reference from our Form 8-K, which was filed with the SEC on October 27, 2008.